Form 10KSB
period 1994-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-03
CIK 806171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 1994

                        Commission File Number: 33-58972
--------------------------------------------------------------------------------

                         WASTE CONVERSION SYSTEMS, INC.

       Nevada                                            22-2800078
(State of Incorporation)                   (I.R.S. Employer Identification NO.)

            6890 So. Tucson Way, Suite 200, Englewood, Colorado 80112
                                 (303) 790-8300


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
      None                               Electronic Bulletin Board

Securities registered pursuant to Section 12 (g) of the Act: Common stock, $.01 par value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Issuer's revenues for its most recent fiscal year: $157,432

Page 1 of 28 Pages. Exhibits are indexed on page 24.


         State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 1994, 4,657,236 shares of Common stock, $.01 par value.


                       (Cover page continued on next page)

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: At this time it is not economically feasible for the company to acquire such information due to the financial condition of the company.

         Documents incorporated by reference: none

Transitional Small Business Disclosure Format (Check One)  Yes     No X
                                                              ---    ---

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

         This annual report contains certain forward-looking statements and information relating to the Company that are based upon the beliefs of the Company or management that was current at the time covered by this report. When used in this document, the words "anticipate", "believe", "estimate," "expect", "should", "could", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, assumptions, and other factors that reflect the view of the then-current management of the Company regarding future events. The actual results, performance or achievements of the Company may be materially different from the views expressed or implied by the forward-looking statements should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. In each instance, forward-looking information should be considered in light of this, and the accompanying meaningful cautionary statements herein.

                                     PART I

Item 1. Description of Business:

         Business Development. Waste Conversion Systems, Inc. ("Company") is a Nevada corporation organized in October 1986. In June 1987, the Company acquired a 75% interest in two patents covering Thermal Combustor technology from Stan Abrams and David Hand, two of its present officers and directors, and a former officer and director. The remaining interest in these patents is held by a nonaffiliated person who is not entitled to receive any royalty or other compensation as a result of the Company's activities with the Thermal Combustor. In January 1993, a new patent on the Thermal Combustor technology was issued to Messrs. Abrams and Hand and assigned by them to the Company. A further patent application, also assigned to the Company, directed to the traveling gate construction of the Thermal Combustor, has been allowed by the United States Patent and Trademark Office and will be issued as a patent in due course. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company believes the new patents, which are 100% owned by the Company, so improved the technology that it is substantially different from the technology covered by the initial patents.

         The Company is engaged in the marketing and sale of Thermal Combustor Systems which utilize industrial and agricultural waste products as a fuel source instead of fossil fuel to produce steam that generates electricity, air conditioning or heat. The Company also markets fuel supply contracts referred to as BTU Programs whereby the Company retrofits an existing boiler with a Thermal Combustor System at the Company's expense and contracts to supply an alternative source of fuel over a specified term. Under the BTU Program, the Company receives revenues from fuel supply contracts determined by energy savings achieved by the customer.

         The Thermal Combustor is a two-stage combustion burner that is combined with a standard water boiler to produce steam for the generation of electricity, air conditioning or heat. Instead of burning oil, natural gas or coal, the Thermal Combustor utilizes as its fuel source a variety of readily available waste products with high energy yields. An installed boiler can be retrofitted by replacing the existing oil or gas gun which heats the boiler with the Thermal Combustor.

         Some of the various industrial and agricultural waste products which the Thermal Combustor efficiently converts into heat energy include wooden pallets, sawdust and other wood waste, waste newspaper and cardboard, textile waste, processed municipal waste (Refuse Derived Fuel, "RDF"), shredded tires as well as a variety of agricultural waste byproducts such as rice bulls, coffee bulls, sugar beet pulp and peanut hulls. RDF is a fuel source that is produced through the processing of waste from landfills and dumps into combustible fuel pellets, the composition of which is mostly paper and plastic. The Thermal Combustor readily burns RDF pellets and, accordingly, effects a complete recycling of this type of waste to produce relatively inexpensive electrical and heat energy.

         In the operation of the Thermal Combustor, the waste or other alternative fuel is gasified in a primary chamber when subjected to extremely high temperatures in an oxygen-starved environment. The gasified substance is then mixed with superheated oxygen to produce a horizontal flame, which burns at temperatures in excess of 2,800 degrees Fahrenheit. The flame produced by the Thermal Combustor is then funneled into the fire tube of the boiler which creates steam that powers turbines to generate electricity, or into a heat exchanger to produce hot water, or dry heat, or into a chiller to produce air conditioning. Once installed, the Thermal Combustor operates automatically with little required maintenance. The high temperatures produced by the Thermal Combustor will burn the fuel completely, enabling the Thermal Combustor to perform within the current air quality standards of local and state regulatory authorities.

         The Thermal Combustor is operated by computerized controls for ease of operation and reliable safety precautions. The control system is equipped with manual/automatic selection controls to meet special requirements.

         The Thermal Combustor System is comprised of existing parts, materials and equipment available from various suppliers and manufacturers. No unusual equipment or fabrication facilities are required to produce the Thermal Combustor. Thermal Combustor Systems are fabricated to the Company's order by a nonaffiliated manufacturer, GBC, Inc., Denver, Colorado. GBC, Inc.'s engineering staff enables the Company to adapt its Thermal Combustor to many different types of current boiler installations which can be retrofitted to use the Thermal Combustor. The Company's arrangement with GBC, Inc. relieves the Company from maintaining its own engineering staff and manufacturing and fabrication facilities. The Company's arrangement with GBC, Inc. is not covered by a formal written agreement. Because of complete and comprehensive sets of drawings and blueprints for the Thermal Combustor and ancillary equipment, which are owned by the Company, the Company is not dependent on any single supplier or subcontractor. The Company believes that it would not be adversely affected by the loss of GBC, Inc. or any other supplier or subcontractor in that there are a variety of subcontractors and suppliers that would be available to the Company, subject to the Company's ability to meet vendors' financial criteria. However, if the Company were unable to meet the financial criteria required by a supplier, whether for fabrication of the Thermal Combustor or for parts or supplies, production of Thermal Combustors could be delayed or stopped until the Company's financial condition improved. To the best knowledge of the Company, none of its current suppliers or subcontractors are experiencing financial difficulties as of the date of this Report.

         A stockholder of the Company, Nathaniel, Ltd. ("Nathaniel"), has provided the substantial portion of the Company's debt financing during the preceding five years. The debt owed to Nathaniel by the Company totaled $528,448 as of September 30, 1994, this debt has no provision to be called due and payable by Nathaniel Ltd. Nathaniel holds nonexclusive marketing rights to the Thermal Combustor technology outside of the United States. The Company's agreement with Nathaniel requires that all Thermal Combustor Systems sold by Nathaniel must be purchased from the Company. The initial term of the Company's agreement with Nathaniel expired in March 1994, but was renewed for an additional five-year term. The Thermal Combustor Systems are sold to Nathaniel at cost plus a fixed fee based upon the size of the unit sold. Nathaniel has sold five distributorships to market the Thermal Combustor in England, Canada, Australia/New Zealand, South Korea and Japan. See " Marketing and Sales."

         The Company was the General Partner in WCS Norfolk Limited Partnership (the "Limited Partnership") which held fuel supply equipment. On May 17, 1993, the Board of Directors authorized the formation o WCS Nuco Corp., a Colorado corporation, for the purpose of acquiring the limited partnership interests in the Limited Partnership. In exchange for the transfer of all of the assets in the Limited Partnership to WCS Nuco Corp and the satisfaction of a $175,000 debt, plus interest, the Board of Directors authorized the issuance of 175,000 shares of WCS Nuco Corp. restricted common stock to the Company and 175,000 shares of WCS Nuco Corp. restricted common stock to the limited partners of the Limited Partnership. The Board also authorized the issuance of 175,000 restricted shares of the Company's common stock to the former limited partners in exchange for their shares of stock in WCS Nuco Corp.

         Marketing and Sales. The Company's marketing program for the Thermal Combustor focuses on (i) users which generate substantial amounts of waste products that can be converted or recycled into a fuel source for use with the Thermal Combustor and (ii) users with substantial energy requirements that can utilize readily available waste products as an alternative fuel source for providing energy.

         A mobile demonstration unit is used to demonstrate the Thermal Combustor's operation with various types of waste derived fuel products at trade shows, expositions and to prospective users. The demonstration System is comprised of a 150 horsepower Thermal Combustor, a boiler, a computerized controller, an automatic fuel feed and an ash removal system. The entire assembly is mounted on a 45-foot enclosed trailer. Testing and observation ports are installed in the trailer to permit observation of monitoring instruments and the operation of the Thermal Combustor itself. This mobile unit allows for the demonstration of several fuel sources, and also shows the ease of handling the fuel and the operation of the Thermal Combustor. In addition, the Company provides state-of-the-art analytical testing and computer equipment to demonstrate specific energy savings and fuel usage information to prospective customers. A National Bureau of Standards library of mass spectra for 42,000 chemical compounds is contained in the computer for identification of the components of the flue gasses. Combustor ash is monitored by an atomic absorption spectrophotometer. This equipment enables the Company to demonstrate to regulatory authorities and prospective customers the Thermal Combustor's ability to burn a variety of waste products in a manner complying with existing regulations. In this regard, the Company must obtain a permit from the appropriate state or local environmental regulatory authority where a Thermal Combustor is to be located. These regulations are concerned with air and ash emissions. The Thermal Combustor must meet the requirements and standards prescribed by the regulatory agency. By meeting such requirements, the Thermal Combustor will not increase harmful emissions or produce harmful byproducts such as hazardous ash into the environment. The Combustion process does have emissions and as long as the emissions are within the regulations set forth by the regulatory authorities, there will not be an adverse effect on the environment. If necessary on certain installations, the Company will provide ancillary equipment to meet environmental regulatory requirements such as collection devices or scrubbers. In some instances, such as where shredded tires are used as the fuel source, the fly ash or particulate collected in the bags is recyclable as carbon black to the rubber industry. In other instances where a bottom ash exists, as in the use of RDF, the ash can be used in cement and asphalt plants. No environmental regulatory agency has denied any application by the Company for any necessary permit required for operation of the Thermal Combustor. See "Government Regulation."

         To date, 23 Thermal Combustor Systems have been sold in the United States and 6 Systems have been sold through Nathaniel to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

         In 1991, the Company completed the installation of a 250 horsepower Thermal Combustor System for Atlanta Newspaperst a division of Cox Enterprises, Inc., which publishes the Atlanta Journal, and the Atlanta Constitution newspapers. This System utilizes waste wooden pallets and waste paper as its primary fuel source. The total amount of the contract was $558,896 but resulted in an $80,897 loss to the Company primarily due to delays and defects in subcontracted work. The Company's contract with the Atlanta Newspapers provided for an offset to the purchase price of the System by means of a guarantee of energy savings equal to the cost of the System due to lower fuel costs and elimination of waste disposal expenses. The Thermal Combustor achieved the guaranteed energy savings to the Atlanta Newspapers, and the Company was not required to rebate any portion of the purchase price. The energy savings guarantee provision of the Atlanta Newspapers contract was unique to that contract and the Company has not and does not intend to have any energy saving guarantees in any other contracts.

         On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a 250 horsepower Thermal Combustor and ancillary equipment. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract is in place. The Company received the requisite air quality permit from the State of Colorado for this project on November 8, 1993. The Company arranged for interim financing for this project. The Company agreed to issue 150,000 restricted common shares to two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. It is anticipated that this project will be completed in the second quarter of 1995.

         In 1990, the Company entered into a fuel supply contract under its BTU Program with the Norfolk Development and Housing Authority in Norfolk, Virginia. Under this contract, the Company retrofitted a boiler with a Thermal Combustor for a 400-unit apartment complex operated by the Authority and was to supply an alternative fuel source over a five-year term. During the course of the installation, the Housing Authority was advised that it would be required to remove underground oil storage tanks and undertake modifications to the boiler room. The Housing Authority failed to implement appropriate security measures which resulted in repeated vandalism of the Thermal Combustor System. The Housing Authority was advised to either resolve the problems at the site or, alternatively, to proceed with the removal of the System. The equipment was removed in January 1993. Under its contract with the Company, the Authority is responsible for the cancellation costs of the contract, estimated to be approximately $630,000. To date, the Authority has been unresponsive to the Company's demands for payment. The Company may have to enforce its contract rights through litigation, and the Company's financial condition has thus far precluded it from instituting court action.

         The negotiations for potential sales to Burlington Industries and Neman and Company during fiscal 1993 and 1994 failed. The Company did not have the ability to obtain the financing for these projects and had to withdraw from the negotiations.

         In fiscal 1994, the lease agreement with Colorado Rubber for the 45-foot demonstration trailer was rescinded because of Colorado Rubber's lack of payments on the equipment lease due to its financial problems.

         Distributorships. The Company has two distributorships that provide for exclusive marketing rights to the Thermal Combustor in the States of Georgia, New Jersey and New York. Neither distributorship has any minimum sales requirement. No Systems have been sold by Waste Conversion Systems of New York, Inc., the distributorship covering New Jersey and New York. The sale of the Thermal Combustor System to Atlanta Newspapers was initiated by Waste Conversion Systems of Georgia, Inc., the Georgia distributorship. Both distributorship agreements require the Company to provide the distributor with Thermal Combustors at a price of 80% of its list price. The purchase price is payable to the Company in installments, with 40% due at the time of the placement of the purchase order, 40% upon delivery of the System and the balance at the time of the customer's acceptance of the System.

         Nathaniel, as the holder of the nonexclusive marketing rights to the Thermal Combustor System outside the United States, has granted a distributorship covering the United Kingdom to Waste Conversion Systems of the United Kingdom. This distributorship is for a term of twenty years ending in June 2009, and is renewable for an additional twenty years. Payment for Systems is in installments, with 40% due at the time of placement of the purchase order, 40% at the time of delivery and the balance when the System is installed. The exclusive marketing rights covered by this distributorship become nonexclusive in the event that a minimum of five Thermal Combustors are not sold by this distributorship by June 30, 1995. To date, one System has been sold to the distributorship, which is currently used for demonstration purposes.

         Nathaniel has also granted a distributorship covering Japan to Yamako Corporation ("Yamako"), a large conglomerate. This distributorship is known as Waste Conversion Systems of Japan. Payment for Systems sold by this distributorship is by irrevocable letter of credit at the time the purchase order is submitted by Yamako. Yamako's exclusive marketing rights are dependent upon its purchasing fifteen Thermal Combustors by December 1994, of which three Thermal Combustors and one computer controller have been purchased as of the date of this Prospectus. Because of the different prices for various sizes of Thermal Combustors and incentive discounts offered for multiple orders, the Company is unable to estimate the amount or timing of revenues it may receive under the Yamako contract.

         Nathaniel and the Company have also granted distributorships for marketing the Thermal Combustor covering Canada, Australia, New Zealand and South Korea, which have resulted in the sale of six Thermal Combustor Systems. These distributorships are known respectively as CR Waste Conversion Systems of Canada, Ltd.; Waste Conversion Systems of Australia/New Zealand; and Waste Conversion Systems - Korea, Ltd.

         The Canadian distributorship is for a term of twenty years, ending March 2009. Payment for Systems is in installments, with 40% due at the time of placement of the purchase order, 40% at the time of delivery and the balance upon installation. There are no minimum purchase requirements in order to maintain the distributorship.

         The Australia/New Zealand distributorship is for a term of five years, ending September 1993 and renewable thereafter for an additional five years. The purchase price for each System is payable in installments of 50% at the time of placement of the purchase order and the balance at the time of delivery. This distributorship has no minimum purchase requirements.

         The distributorship for Korea is a joint venture between the Company and Keun Yang Co., Ltd., and provides for the formation and joint ownership of a Korean corporation known as Waste Conversion Systems - Korea, Ltd. The purpose of the jointly owned corporation is to market and distribute Thermal Combustors in Korea and other countries which are mutually determined by the Company and Keun Yang Co., Ltd. Payment for Systems is by irrevocable letter of credit at the time the purchase order is submitted. This distributorship has no minimum purchase requirements.

         A majority of the Thermal Combustor sales to date have been generated directly by the Company's efforts, and management currently believes that the loss of any particular distributor would not have a material adverse impact on the Company's operations.

         Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. The only signed contract whose contingencies have been satisfied, as of the date of this Report is the $435,000 contract with Yuma County.

         Government Regulation. The installation of a Thermal Combustor System requires a construction permit and an air quality permit. Depending upon a particular state's requirements, these permits are issued either by the state, the county and/or municipality. The procedure involves the Company applying for an initial air quality permit. The initial air quality permit allows the installation of Thermal Combustor and commencement of operations. Once in operation, the Company has a period of time, usually 90 days, to demonstrate through independent testing that the Thermal Combustor is operating in conformity with the air quality specifications established by the permit. When compliance is demonstrated, a permanent permit is issued. Thereafter, annual or semi-annual tests of the Thermal Combustor may be required to be performed by independent analysis to assure compliance with the permit's specifications and ongoing air quality regulations. To date, the Company has encountered no difficulty in obtaining the necessary air permits for the Systems it has sold or has under contract. Because of the Company's initial investigation into the regulatory requirements and an understanding of the anticipated emissions for the particular fuel, additional equipment is added as needed in order to pass the various environmental tests.

         The size of the Thermal Combustor places it under the jurisdiction of state environmental protection agencies and organizations. The federal Environmental Protection Agency ("EPA") provides emission standards and enforcement for thermal processing/incineration devices which are larger than the Thermal Combustor, but has delegated to the states the enforcement of emissions for smaller units such as the Thermal Combustor emissions standards the EPA and the individual states have agreed are applicable for the specific region. Based upon the performance of the Thermal

         Combustor in locations with various commercial applications, and with the Company's laboratory testing unit, the Company is not aware of any region in the United States where it cannot meet the current emissions standards.

         In terms of future emissions standards, the Company believes that the Thermal Combustor design concept and geometry should allow the equipment to keep pace with any tightening of emission limits in that the performance results of the Thermal Combustor to date have been well below existing emission standards. The Company also believes that the Thermal Combustor's geometry flexibility would allow the time at temperature requirement to be increased as long as space is available for the System. If space is not available at an installation where emission limitations are tightened in the future, and no grandfather clause applies, the System could be modified to allow the necessary time at temperature relationship to be established.

         Competition. The expanding alternative fuel industry is a rapidly changing field of technology. The Company recognizes that to be competitive it must continue to pursue courses of action designed to further expand the application and utilization of the Thermal Combustor. The Company's management believes that the compactness, flexibility of multi-fuel capability and pricing of its Thermal Combustor provide the Company with a favorable position in its competition. Although there are other companies that market very large incinerators, burners or combustors, the Company is not aware of any competitor in the Company's 150-1,000 horsepower combustor market. The Company's competition, however, can be expected to have financial and marketing resources far greater than those available to the Company.

         Employees. The Company has six full-time employees, including its officers and directors. In addition, the Company utilizes the services of various independent technical consultants and the engineering staff of GBC, Inc.

         Research and Development. The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

Item 2. Properties:

         Description of Properties. The company leased office and warehouse space at 6890 So. Tuscon Way, Suite 200, Englewood, CO 80112, and 15350 E. Hinsdale Drive, Unit E, Englewood, Colorado 80112 respectively. The two facilities are approximately one mile apart. The facilities are leased from an unrelated third party at an aggregate monthly rental of $3,500. The office lease expired in July 1994 and the Company rents the space on a month to month basis. The warehouse lease expires in August 1995.

Item 3. Legal Proceedings:

         On March 23, 1994, the State of Colorado filed a tax lien against the Company in the amount of $1,901 for unpaid state withholding taxes for 1993. On March 16, 1994 the Internal Revenue Service filed a tax lien against the Company in the amount of $47, 478 and on June 1, 1994 filed a tax lien against the Company in the amount of $27,685. The Company believes that these tax liens may have a material effect upon its operations and financial condition.

         On August 1, 1994, the State of Colorado released tax liens that were filed against the Company in 1991 in the amount of $4,039.

         On June 16, 1994, judgment was entered for arrearages in rent against the Company, effective from June 1, 1994, in the amount of $6, 185.32 in Sigma Prime Properties, Inc. v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C 4679), plus post-judgment interest at 8% per year.

         The Company is also involved in collection proceedings brought by approximately nine of its trade creditors in the total amount of less than $15,000 as of September 30, 1994.

         While the Company believes that adverse rulings in an individual collection matter may not have a material adverse effect on the Company's operations or financial condition, the cumulative effect of adverse rulings in all of the collection proceedings, the outstanding judgment and the state and federal tax liens may have a material effect upon the Company's operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders:

         No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 1994 to a vote of its security holders, through the solicitation of proxies or otherwise.

                                    PART I I

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

         There is no active market for the Company's common stock. The Company's common stock traded on a very limited basis in limited volume on the over-the-counter market. It is included in the NASD's OTC Bulletin Board under the symbol, "WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

         The range of high and low bid and asked quotations for the Company's common stock for fiscal year 1993 are provided below. The information was supplied by the National Quotation Bureau, Inc. The prices reported may not be indicative of the value of the common stock or the existence of an active trading market. These over-the-counter market quotations, which have been adjusted to reflect the March 15, 1993 1:10 reverse stock split, reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

                                            Bid                     Asked
                                            ---                     -----
          1993                      Asked         Low          High         Low
          ----                      -------------------------------------------

          First Quarter             $2.20         $ .60       $5.00       $1.87
          Second Quarter            $3.50         $3.12       $5.00       $1.87
          Third Quarter             $5.00         $2.00       $5.00       $2.75
          Fourth Quarter            $3.44         $1.50       $4.00       $2.50

         The range of high and low bid and asked quotations for the Company's common stock for fiscal year 1994 not are available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

         During the second quarter of fiscal 1993, the Company and a third party agent, Target Inc. negotiated settlement agreements with several private lenders to settle and satisfy $339,363 in principal and interest of Company indebtedness and to terminate an option to purchase 500,000 shares of the Company's Common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of Common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1994, none of these options had been exercised.

         On February 19, 1993 the Company's Board of Directors authorized the issuance of 131,236 shares of the Company's restricted common stock to Stan Abrams and David Hand in consideration for the assignment of certain patent rights.

         In January 1993, the Company sold 1,250,000 shares of its restricted common stock, pursuant to Rule 144, to nine accredited investors for $125,000. Each of the investors granted a proxy to Mr. Abrams entitling him to vote the shares. The investors have the right to demand registration of their shares; however, such persons have agreed not to sell any of their shares for 24 months from the date of a proposed public offering of the Company's securities without the prior written consent of the underwriter of such public offering. The proxies granted to Mr. Abrams will automatically terminate as to any shares sold to the public by such persons.

         Additionally, during the fourth quarter of fiscal 1993, the Company sold 45,000 shares of its restricted common stock plus warrants to purchase an additional 35,000 shares at $2.00 per share exercisable through December 31, 1995 for a total of $75,000. None of these warrants were exercised as of September 30, 1994.

         In January and February 1993, the Company received $600,000 from the sale of twenty-four units of its securities to fifteen accredited investors. The Company paid fees and expenses of $65,000 to the Representative for its services in arranging this financing. Each unit is comprised of an 8.5%, $25,000 note and a warrant to purchase 12,500 shares of restricted common stock at $2.00 per share through December 31, 1995. Between June and September 1993, the Company received $80,000 from sales of two units of its securities. One unit is comprised of an 8.5%, $30,000 note and a warrant to purchase 15,000 restricted shares at $2.00 per share through December 31, 1995, and one unit is comprised of an 8.5% $50,000 note and a warrant to purchase 25,000 restricted shares at $2.00 per share through December 31, 1995. All notes were anticipated to be repaid out of the proceeds contemplated from a public offering of the Company's securities. The public offering did not occur. The notes were due and payable as of December 31, 1993. Although most of the notes were expressly extended, by mutual agreement, to April 1, 1994, none of the notes have been paid and all of the notes were in default as of April 1, 1994. As of September 30, 1994, no warrants had been exercised.

         The Company was the General Partner in WCS Norfolk Limited Partnership (the "Limited Partnership") which held fuel supply equipment. On May 17, 1993, the Board of Directors authorized the formation o WCS Nuco Corp., a Colorado corporation, for the purpose of acquiring the limited partnership interests in the Limited Partnership. In exchange for the transfer of all of the assets in the Limited Partnership to WCS Nuco Corp and the satisfaction of a $175,000 debt, plus interest, the Board of Directors authorized the issuance of 175,000 shares of WCS Nuco Corp. restricted common stock to the Company and 175,000 shares of WCS Nuco Corp. restricted common stock to the limited partners of the Limited Partnership. The Board also authorized the issuance of 175,000 restricted shares of the Company's common stock to the former limited partners in exchange for their shares of stock in WCS Nuco Corp.

         In consideration of loans in the total amount of $250,000, evidenced by the Company's promissory note, the Board of Directors authorized, in November 1993, the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman, pursuant to Rule 144, together with warrants to purchase a total of 200,000 shares of the Company's restricted common stock exercisable at the price of $2.00 per share. These warrants expire on December 31, 1995. The notes were to be paid out of an anticipated public offering. The anticipated public offering did not occur, and no warrants were exercised by September 30, 1994.

         At the Board of Directors Meeting held on February 24, 1994, the Board authorized the issuance of 200,000 the Company's restricted common stock, pursuant to Rule 144, to Yitz Grossman for services to the Company. The Board, at a November 18, 1994 meeting, cancelled the issuance of this stock due to lack of performance.

         In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlich and Stan Abrams, respectively, the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

         At September 30, 1994 there were 283 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation:

         Liquidity and Capital Resources. As of September 30, 1994, the Company's working capital deficit positions declined by $1,366,981 over that of September 30, 1993 primarily as a result of increases in notes payable in the amount of $481,000, stockholders' notes payable in the amount of $634,343, and accrued interest in the amount of $94,400. Cash used in operating activities was $467,276 in 1994 and $737,605 in 1993. For these same periods, the Company invested $24,917 and $26,962 in officer receivables, and in 1993 the Company invested $4,192 in the purchase of equipment. Financing activities generated
$492,075 in 1994 and $768,208 in 1993. During 1993, the Company generated substantial additional capital to finance operations and reduce liabilities from the sale of 1,295,000 shares of restricted common stock and warrants for $200,000 and from the sale of securities units for a total of $680,000. During fiscal year 1994, the Company obtained $250,000 in exchange for a promissory note, 100,000 shares of Company's restricted stock and a warrant to purchase 200,000 shares of the Company's restricted common stock. In addition, the Company obtained a total of $235,000 in exchange for secured promissory notes and a total of 300,000 shares of the Company's restricted common stock.

         The Company signed a contract, dated July 2, 1993, with Yuma County, Colorado to provide a 250 horsepower Thermal Combustor and ancillary equipment for a total contract price of $435,000. Yuma County received a $290,000 grant from the State of Colorado for the purchase and the funding of the balance of the order has been arranged. The application for the air permit was approved November 8, 1993 and a test burn was successfully completed in April 1993 as part of the approval. Construction is expected to begin and be completed in the second quarter of fiscal 1994.

         Results of Operations for the Year Ended September 30, 1994 and 1993. For most of fiscal 1994 and 1993, the Company's primary focus was on obtaining working capital. During the years ended September 30, 1994 and 1993, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program, because the Company lacked the funds necessary to visit prospective sites and to bring contracts to fruition. New inquiries continued to be processed and potential contracts were put on hold because of the Company's financial condition and limited personnel. Of the $157,432 in sales for fiscal year 1994, $139,724 was recorded as recognition of deferred revenue. The cost of sales for 1994 and 1993 relates to recognition of the deferred revenue and costs associated with the 1991 installation of the Cox Enterprises, Inc. Thermal Combustor which was sold with guaranteed cost savings over a specified period of time.

         Selling, general and administrative expenses decreased by $331,690 (34.4%) to $630,972 for the year ended September 30, 1994 from $962,662 in 1993.
This decrease was primarily due to the reduction in staff and general reduction in operating activity. Interest expense increased to $202,967 in 1994, compared to $74,340 in 1993 because of higher levels of interest-bearing debt in1994, arising primarily from the $680,000 in debt financing received in 1993 and the additional notes payable in 1994.

         During the year ended September 30, 1994, the Company's net loss was $1,100,140, a decrease of $279,492 from the 1993 loss of $1,625,632. The change was the net effect of lower selling, general and administrative compensation expenses.

         1993 Compared to 1992. Total revenues recognized in 1993 were $139,724 compared to $140,564 in 1992. The revenues in 1993 and 1992 resulted from the recognition of deferred revenue from the Cox Enterprises, Inc. installation. There were no other sales in either 1993 or 1992.

         Selling, general and administrative expenses increased by 50% to $962,100 in 1992 compared to $640,000 in 1992. The increase resulted from the increased cost of obtaining financing and other expenses in all areas primarily as a result of the Company's limited resources.

         The 1993 loss of ($1,625,632) was $962,632 more than the 1992 loss of ($663,000). The loss was significantly increased by the costs associated with a proposed public offering amounting to $676,000 and increases in SG&A costs of $322,682. The public offering was not completed. However a total of $880,000 in bridge loan funding did occur in January 1993 and 1994.

         The Company maintains no off-balance sheet financial arrangements. Additionally, there are no significant commitments for capital expenditures.

         Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.

         Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 1994 and 1993.

Item 7. Financial Statements:

         See pages F-1 through F-14 for this information.

         Index to Consolidated  Financial  Statements Waste Conversion  Systems,
         Inc.

          Financial Statements:                              Page
          --------------------                               ----

          Independent Auditors' Report                        F-1
          Consolidated Balance Sheets                         F-2
          Consolidated Statements of Operations               F-3
          Consolidated Statements of Capital Deficit          F-4
          Consolidated Statements of Cash Flows               F-5
          Notes to Financial Statements                       F-6

         Schedules to the financial statements are omitted, as the required information is inapplicable or presented in the financial statements or related notes.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures:

         During the fourth quarter, the Company, through its former management and Board of Directors, and BDO Seidman LLP mutually agreed not to renew their engagement as the Company's auditor. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman LLP's satisfaction would have caused them to make reference to the subject matter of the disagreements(s) in connection with their report during the period covering fiscal years 1992 and 1993 through the subsequent interim period through the date the relationship ended during the fourth quarter of fiscal year 1994. BDO Seidman LLP's reports for fiscal years 1992 and 1993 contained a modification that expressed substantial doubt about the Company's ability to continue as a going concern. The Company agreed with these reports.

         On June 25, 2001, the Company engaged Bailey Saetveit & Co., P.C. as the Company's new principal accountant to audit the Company's financial statements. Bailey Saetveit & Co. P.C. was unable to express an audit opinion on the Company's financial statements for fiscal year 1994. Because the Company lacked sufficient historical records, the scope of the auditor's work was not sufficient to enable them to render an opinion for fiscal year 1994.

                                   PART I I I

Item 9. Directors, Executive Officers, Promoters and Control Persons.

         The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company. All directors are elected at the annual meeting of stockholders to serve one year or until their successors are elected and qualified. Officers of the Company are elected annually by, and serve at the discretion of the Board of Directors.

          Name                Age     Position                    Director Since

          Stan Abrams         55      President                        6/87
                                      Chief Executive Officer
                                      Director

          James C. Woodley    47      Secretary/Treasurer              9/92
                                      Chief Financial Officer
                                      Director

          David J. Hand       50      Vice President                   6/87
                                      Director

         Stan Abrams. From 1960 to 1983, Mr. Abrams was president of several development companies engaged in real estate development, involved principally in finance, marketing and administration. From March 1983 to June 1987, Mr. Abrams was engaged in development and testing activities with the Thermal Combustor. Mr. Abrams has been involved with the Company on a full-time basis since June 1987 as its President and a member of its Board of Directors.

         James C. Woodley. Mr. Woodley is a graduate of Pennsylvania State University in 1969 with a degree in Economics and Business Administration. Mr. Woodley was employed as an accountant with St. Joseph Hospital, Reading, Pennsylvania from June 1969 to April 1972; Duplan Fabrics, New York City from April 1972 to March 1974; and Coors Distributing, Golden, Colorado from March 1974 to December 1977. From, December 1977 to December 1986, he was president of Unique Concepts, a Denver area home building and warehouse management company. From December 1986 to January 1989, he was vice president of finance for Essex Management, Inc., Englewood, Colorado; and from January 1989 to July 1990 he was controller for International Training Corp., Denver, Colorado. He became employed with the Company on a full-time basis in July 1990 and has served in his officer and director positions since September 1992.

         David J. Hand. Mr. Hand received an Associate Science degree in Horticulture from State University of New York in 1966 and a B.S. degree in Horticulture and Landscape Architecture from the University of Tennessee in 1970. Since 1982, Mr. Hand has been self-employed in the research and development of several inventions and is a co-inventor of the Thermal Combustor. Mr. Hand has been employed on a full-time basis as the Vice President and member of the Board of Directors of the Company since June 1987.

         The Company presently has no audit, nominating, compensation or similar committee.

         There are no family relationships among the Company's directors or executive officers.

         The Company presently does not pay directors' fees; however, all directors are reimbursed for their expenses in attending Board meetings. No director serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or which is registered as an investment company under the Investment Company Act of 1940.

Item 10. Executive Compensation:

         The following table summarizes the compensation for the periods indicated paid to the Company's Chief Executive Officer, Mr. Abrams. No other executive officer's salary (paid or accrued) and bonus exceeded $100,000 during any of the indicated periods. No executive officer has had any form of long-term compensation arrangement with the Company during any of the indicated periods.

          Name and                                                 Other
          Principal                      Salary     Bonus          Annual
          Position          Year.        ($)(1)      ($)      Compensation($)(2)

          Stan Abrams
          President and     1994       $  34,550
          Chief Executive   1993         100,000
          Officer           1992          66,176

         (1) At December 31,  1992,  1991 and 1990,  the Company owed  $341,458,
$119,325 and $137,059, respectively, in accrued salaries to its officers and to a former officer. In January 1993, all of these individuals waived all accrued salary and reimbursable expenses then owed to them by the Company. See "Certain Relationships and Related Transactions." The foregoing table excludes accrued but unpaid salaries to Mr. Abrams of $82,377 in 1992, $73,515 in 1991 and $55,745 in 1990.

         (2) The Company pays health insurance premiums for its executive officers.

         No retirement, pension, profit sharing or similar program is currently in effect.

         Stock Option Plan. In February 1993, the Company adopted, with stockholder approval, the 1993 Stock Option Plan (the "Plan"). Options granted under the Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) nonqualified stock options. Incentive stock options may be granted under the Plan to employees, including officers and directors who are employees. Nonqualified options may be granted to nonemployee directors and to such other persons as the Board of Directors shall select.

         The Plan is administered by the Board of Directors. The Board of Directors has the authority to determine the person to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise, and the time, manner and form of payment upon exercise of an option. The Company has 1,520,000 shares of common stock reserved for issuance under the Plan.

         Incentive stock options granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). Nonqualified stock options may be granted at an exercise price established by the Board of Directors of Compensation Committee, as the case may be, which may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Incentive stock options granted under the Plan must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company.

         Options granted under the Plan are exercisable during the option holder's lifetime only by the option holder and are not transferable except by the laws of descent and distribution or pursuant to qualified domestic relations orders, except that nonqualified stock options may be transferred by an optionee who is not subject to Section 16(b) of the Securities Exchange Act of 1934 (i) to an optionee's spouse, parent, siblings or lineal descendants, or (ii) to a trust for the benefit of the optionee or any of the optionee's spouse, parents, siblings, or lineal descendants, or (iii) to any corporation controlled by the optionee.

         No incentive stock options were granted by the Board of Directors in fiscal year 1994.

         A nonqualified option to purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options were exercised during fiscal year 1994.

Item 11. Security Ownership of Certain Beneficial Owners and Management:

         (a) Security Ownership of Certain Beneficial Owners:

         The following table sets forth information as of September 30, 1994 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated

          Name and Address                Amount and Nature
          of Beneficial                    of Beneficial               Percent
          Owner                             Ownership(l)              of Class,

          840870 Ontario Limited               375,000                   8.05
          2828 Bathurst St.
          Suite 603
          Toronto, Ontario M6B 3A7

          Philip Huberfeld, as                 250,000(2)(3)             5.37
          custodian for Jessica
          Huberfeld
          1223 Avenue J
          Brooklyn, NY 11230

          Pierre N. Al-Khal                    250,000(2)                5.37
          #10 Calle Eric
          Leonard Eckman
          Aroyo Hondo Ste Domingo
          Republica Dominicana

          Marc Lebon                           250,000(2)                5.37
          Cara Durate KM 21
          Juma Bonao
          Republica Dominicana

          Yitz Grossman                        525,000(4)               11.27
          C/o Water-Jel Technologies
          243 Veteran Blvd.
          Carlstadt NJ 07072

          Nathaniel Ltd.                       1,109,515(5)             23.82
          P.O. Box 69
          Castle Rock CO 80104

          Zahav, Inc.                          264,474(2)(6)             5.67
          C/o Herbert & Lewis
          One Barclay Plaza
          1675 Larimer St.
          Denver CO 80202

         (1) Beneficial ownership results from the possession of sole or shared voting or investment power with respect to the shares.

         (2) The record owner has granted a proxy to Mr. Stan Abrams, President and director of the Company, to vote the shares indicated for so long as the shares are owned by the record owner.

         (3) Mr. Huberfeld disclaims beneficial ownership of all shares owned by him as custodian for Jessica Huberfeld.

         (4) Includes a present right to exercise a warrant to purchase 200,000 shares of the Company's common stock. The Board of Directors rescinded the issuance of 200,000 shares of the restricted common stock during the first quarter of 1995.

         (5) Includes a presently exercisable option to purchase 520,000 shares of the Company's common stock.

         (6) Includes a presently exercisable option to purchase up to 222,500 restricted shares. Zahav, Inc. disclaims any beneficial ownership of any shares of the Company's stock.

          (b) Security Ownership of Management:

         The following table sets forth information as of September 30, 1994 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

          Name and Address                Amount and Nature
          of Beneficial                    of Beneficial               Percent
          Owner                             Ownership(l)              of Class

          Stan Abrams                          1,758,726(2)             37.76
          6890 So. Tucson Way
          Suite 200
          Englewood, CO 80112

          James C. Woodley
          6890 So. Tucson Way
          Suite 200
          Englewood, CO 80112

          David J. Hand                        65,618                    1.41
          Route 1, Box 461
          Warsaw, VA 22572

          All directors and                    1,824,344(2)             39.17
          executive officers as
          a group (3 persons)

         (1) Beneficial ownership results from the possession of sole or shared voting or investment power with respect to the shares.

         (2) Includes 1,500,000 shares which Mr. Abrams holds proxies to vote, which proxies will terminate automatically when the shares are sold under Rule 144 under the Act or pursuant to an effective registration statement. Additionally, Mr. Abrams and a former officer and director are the trustees under certain voting trust agreements covering 193,108 shares, which voting trusts terminate at various times between 1997 and 2002; except that the trusts automatically terminate as to any shares sold in compliance with Rule 144 under the Act. Mr. Abrams disclaims any legal or beneficial ownership of the 1,693,108 shares over which he holds proxies.

         Messrs. Abrams and Hand each purchased 290,000 of their shares from Nathaniel, Ltd. in February 1993 pursuant to full recourse promissory notes secured by deeds of trust on their personal residences and the shares being purchased. See "Certain Relationships and Related Transactions." In the event of a default by either or both under their respective notes, Nathaniel, Ltd. could elect to demand the return of the shares which could result in a change in control of the Company. In the spring of 1994, this agreement was rescinded, the 580,000 shares of the Company's stock were returned to Nathaniel, and the promissory notes were cancelled. Neither of the individuals paid any interest on these notes.

Item 12. Certain Relationships and Related Transactions:

         Nathaniel, Ltd. ("Nathaniel"), a principal stockholder, has advanced the Company a total of $905,344 since 1987 to fund operations. In fiscal 1991, the Company received an advance of $439,500 from Nathaniel and a further advance of $222,444 during fiscal 1992. As of September 30,1994, Nathaniel was owed $528,448 by the Company, net of previous repayments and credits. Nathaniel is owned by Jack Williams, Shirley Williams and Judy Gardner who are also its directors and executive officers.

         Nathaniel  holds the  nonexclusive  marketing  rights  to the  patented
Thermal Combustor technology outside of the United States. Nathaniel has an exclusive agreement to purchase from the Company all Thermal Combustors sold outside the United States by Nathaniel. The agreement is for an initial term of five years which ended in March 1994, with an automatic, five-year renewal term. The Thermal Combustors are sold to Nathaniel at the Company's cost plus a fixed fee based upon the size of the System sold. The agreement provided for a $150,000 fee from Nathaniel to the Company. Nathaniel has purchased six Thermal Combustors from the Company for its distributorships in the United Kingdom, Australia/New Zealand, South Korea and Japan. As part of this arrangement, in lieu of payment of the fee by Nathaniel to the Company, the Company's indebtedness to Nathaniel was reduced by $150,000 and recorded by the Company as additional paid-in capital.

         During the second quarter of fiscal 1993, the Company and a third party agent, Target Inc. negotiated settlement agreements with several private lenders to settle and satisfy $339,363 in principal and interest of Company indebtedness and to terminate an option to purchase 500,000 shares of the Company's Common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of Common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1994, none of these options had been exercised.

         On February 19, 1993 the Company's Board of Directors authorized the issuance of 131,236 shares of the Company's restricted common stock to Stan Abrams and David Hand in consideration for the assignment of certain patent rights.

         In January 1993, the Company sold 1,250,000 shares of its restricted common stock, pursuant to Rule 144, to nine accredited investors for $125,000. Each of the investors granted a proxy to Mr. Abrams entitling him to vote the shares. The investors have the right to demand registration of their shares; however, such persons have agreed not to sell any of their shares for 24 months from the date of a proposed public offering of the Company's securities without the prior written consent of the underwriter of such public offering. The proxies granted to Mr. Abrams will automatically terminate as to any shares sold to the public by such persons.

         Additionally, during the fourth quarter of fiscal 1993, the Company sold 45,000 shares of its restricted common stock plus warrants to purchase an additional 35,000 shares at $2.00 per share exercisable through December 31, 1995 for a total of $75,000. None of these warrants were exercised as of September 30, 1994.

         In January and February 1993, the Company received $600,000 from the sale of twenty-four units of its securities to fifteen accredited investors. The Company paid fees and expenses of $65,000 to the Representative for its services in arranging this financing. Each unit is comprised of an 8.5%, $25,000 note and a warrant to purchase 12,500 shares of restricted common stock at $2.00 per share through December 31, 1995. Between June and September 1993, the Company received $80,000 from sales of two units of its securities. One unit is comprised of an 8.5%, $30,000 note and a warrant to purchase 15,000 restricted shares at $2.00 per share through December 31, 1995; one unit is comprised of an 8.5% $50,000 note and a warrant to purchase 25,000 restricted shares at $2.00 per share through December 31, 1995; and one unit is comprised of 30,000 restricted shares and a warrant to purchase 20,000 restricted shares at $2.00 per share through December 31, 1995. All notes were anticipated to be repaid out of the proceeds contemplated from a public offering of the Company's securities. The public offering did not occur. The notes were due and payable as of December 31, 1993. Although most of the notes were expressly extended, by mutual agreement, to April 1, 1994, none of the notes have been paid and all of the notes were in default as of April 1, 1994. As of September 30, 1994, no warrants had been exercised.

         The Company was the General Partner in WCS Norfolk Limited Partnership (the "Limited Partnership") which held fuel supply equipment. On May 17, 1993, the Board of Directors authorized the formation o WCS Nuco Corp., a Colorado corporation, for the purpose of acquiring the limited partnership interests in the Limited Partnership. In exchange for the transfer of all of the assets in the Limited Partnership to WCS Nuco Corp and the satisfaction of a $175,000 debt, plus interest, the Board of Directors authorized the issuance of 175,000 shares of WCS Nuco Corp. restricted common stock to the Company and 175,000 shares of WCS Nuco Corp. restricted common stock to the limited partners of the Limited Partnership. The Board also authorized the issuance of 175,000 restricted shares of the Company's common stock to the former limited partners in exchange for their shares of stock in WCS Nuco Corp.

         In consideration of loans in the total amount of $250,000, evidenced by the Company's promissory note, the Board of Directors authorized, in November 1993, the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman, pursuant to Rule 144, together with warrants to purchase a total of 200,000 shares of the Company's restricted common stock exercisable at the price of $2.00 per share. These warrants expire on December 31, 1995. The notes were to be paid out of an anticipated public offering. The anticipated public offering did not occur, and no warrants were exercised by September 30, 1994.

         At the Board of Directors Meeting held on February 24, 1994, the Board authorized the issuance of 200,000 the Company's restricted common stock, pursuant to Rule 144, to Yitz Grossman for services to the Company. The Board, at a the November 18, 1994 meeting, cancelled the issuance of this stock due to lack of performance.

         In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlich and Stan Abrams respectively the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

         Stan Abrams and David Hand each purchased 290,000 shares of the Company's common stock from Nathaniel for $435,000 pursuant to promissory notes. Each note is secured by a deed of trust on the personal residence of the debtor and by the shares being purchased. Each note, which bears interest at 6% per annum, is payable interest only on May 15, 1994, with the principal and accrued interest due and payable on May 15, 1995. In the spring of 1994, this agreement was rescinded, a total of 580,000 shares of the Company's stock was returned to Nathaniel, and the promissory notes were cancelled. No interest was collected from either of the individuals.

Item 13. Exhibits and Reports on Form 8-K:

         (a) Exhibits. The exhibits filed herewith or which are incorporated herein by reference to previous filings are set forth below under "INDEX TO EXHIBITS"

         (b) Reports on Form 8-K. Files during the last quarter of the period covered by this report:

         1.       Change  of  Accountant   Disclosure   contained  in  Company's
                  (33-58972) 8-K filed July 2, 2001.

         2. Change of Accountant Disclosure and Accountant's letter dated July 3, 2001 contained in Company's (33-58972) 8-K/A filed July 6, 2001.

         3. Change of Accountant Disclosures and Accountant's letter dated July 20, 2001 contained in Company's (33-5872) 8-K/A filed July 20, 2001.

                                INDEX TO EXHIBITS

Exhibit No.    Description

3.1            Articles of  Incorporation  (incorporated  herein by reference To
               Exhibit 3(a) of Registrant's Registration Statement on Form S-18 (No. 33-10177-A).

3.1(a) Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 2 of Registrant's 8-K Report dated June 18,
               1987).

3.1(b) Amendment to Articles of Incorporation dated March 21, 1993 to Articles of Incorporation (incorporated by reference to Exhibit
               3.1 to Registrant's 8-K Report dated February 26, 1993).

3.2 Bylaws (incorporated herein by reference to Exhibit 3(b) of Registrant's Registrant Statement on Form S-18 (No. 33-10177-A)).

9. Form of Voting Trust Agreement between shareholders Stan Abrams and Calvin H. Hand, Jr. (incorporated by reference to Exhibit
               10.6 to Registrant's 10-K Report for the fiscal year ended September 30, 1988).

10.1 Purchase and Sale Agreement between Registrant and Stan Abrams, Calvin H. Hand, Jr., and David J. Hand and the exhibits identified therein (incorporated by reference to Exhibit 2 of Registrant's 8-K Report dated June 18, 1987).

10.2 Lease Agreement (office facilities) between Registrant and Sigma Properties, Inc. dated June 30, 1992 (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.3 Lease Agreement (warehouse facilities) between Registrant and Arapahoe Business Center Associates dated July 7, 1992 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (33-58972)).

Exhibit No.    Description

10.4 Equipment Lease Agreement between the Company and Colorado National Leasing, Inc. (incorporated by reference to Exhibit 10.8 of Registrant's 10-K Report for the fiscal year ended September 30, 1988).

10.5 Equipment lease assumption between the Company and A&D Holding, Inc. (incorporated by reference to Exhibit 10.10 of Registrant's 10-K Report for the fiscal year ended September 30, 1988).

10.6 Distributorship Agreement dated November 2, 1988 between Registrant and Waste Conversion Systems of New York, Inc. (New Jersey Distributorship) (incorporated by reference to Exhibit
               10.6 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.7 Distributorship Agreement dated October 4, 1988 between Registrant and Research Funding, Inc. d/b/a Waste Conversion Systems of Georgia, Inc. (incorporated by reference to Exhibit
               10.7 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.8 Copy of Ruling Letter, dated August 3, 1990 to Waste Conversion Systems, Inc. from Internal Revenue Service (incorporated by reference to Exhibit 10.15 to Registrant's 10-K Report for the fiscal year ended September 30, 1990).

10.9 Joint Venture Agreement, dated February 9, 1988 with Keun Yang Co, Ltd. (Korea Distributorship) (incorporated by reference to
               Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.10 Distributorship Agreement dated September 7, 1988, with Phoenix Oil and Gas Corporation (Australia/New Zealand Distributorship) (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.11 Exclusive Distributorship Agreement, dated December 16, 1991, with Yamako Corporation (Japan Distributorship) (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (33-58972)).

Exhibit No.    Description

10.12 Distributorship Agreement, dated July 1, 1989, with CR Waste Conversion Systems, of Canada, Ltd. (Canada Distributorship) (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.13 Distributorship Agreement, dated June 30, 1989, with English Group, Ltd. (United Kingdom Distributorship) (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.14          Waste   Conversion   Systems,   Inc.   1993  Stock   Option  Plan
               (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated February 26, 1993).

10.15 Manufacturing Agreement, dated March 15, 1989, between Registrant and Nathaniel, Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.16 Stock Purchase Agreement between Nathaniel, Ltd. and Stan Abrams and David Hand and secured promissory notes of Stan Abrams and David Hand (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.17 Equipment Purchase Agreement dated July 2, 1993 between Registrant and Yuma County (incorporated by reference to Exhibit
               10.19 to Registrant's Registration Statement on Form SB-2 (33-58972)).

10.18          Letter  Agreement   effective  May  17,  1993  with  Zahav,  Inc.
               (incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement on Form SB-2 (33-62990)).

10.19 Letter Agreement with David Zaidner, effective April 22, 1993 (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form SB-2 (33-62990)).

Exhibit No.    Description

10.20 Letter Agreement effective April 21, 1993 with KF Chemical Co., Ltd. (incorporated by reference to Exhibit 10.24 to Registrant's Registration Statement on Form SB-2 (33-62990)).

10.21          Letter  Agreement  effective  May 21,  1993 with  840870  Ontario
               Limited   (incorporated   by  reference   to  Exhibit   10.25  to
               Registrant's Registration Statement on Form SB-2 (33-62990)).

10.22 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's 1993 Form 10-KSB).

10.23 Certified Resolutions of the May 17, 1993 Board of Directors' Meeting ratifying the formation of WCS Nuco Corp.; approving and authorizing the issuance of shares of stock in WCS Nuco Corp.; and approving and authorizing the issuance of shares of the Company's restricted common stock in exchange for stock in WCS Nuco Corp.

10.24          Certified   Resolutions   of  the  November  24,  1993  Board  of
               Directors' Meeting approving and authorizing the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman in exchange for loans to the Company.

10.25 Certified Resolutions of the August 31, 1994 Board of Directors' Meeting approving and authorizing the issuance of 150,000 shares of restricted common stock to Jules Nordlicht and 150,000 shares of restricted common stock to Stan Abrams in exchange for loans to the Company.

10.26 November 24, 1993 Warrant to Purchase up to 50,000 shares of the Company's restricted common stock to Water-Jel Technologies, Inc. and the Company's promissory note for a loan to the Company, together with a letter dated November 24, 1993 reflecting delivery of similar warrants and promissory notes to Sara Leifer, Martin Chopp, and Jeffrey Rubin for loans to the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          July 26, 2001
                                     WASTE CONVERSION SYSTEMS, INC

                                     BY: /s/ Glenna Price
                                             Glenna Price, Secretary

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                  Title                         Date


          /s/ Gregory Johnson        President, Chief Executive    July 26, 2001
          Gregory Johnson            Officer and Director



          /s/ Gregory Johnson        Vice President and            July 26, 2001
          Robert Heidmann            Director



          /s/ Gregory Johnson        Secretary/Treasurer, Chief    July 26, 2001
          Glenna Price               Financial Officer and
                                     Director

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries




                          Independent Auditors' Report
                          ----------------------------



Board of Directors
Waste Conversion Systems, Inc.
St. Paul, Minnesota


We were engaged to audit the accompanying consolidated balance sheet of Waste Conversion Systems, Inc. (a Nevada corporation) as of September 30, 1994, and the related consolidated statements of operations, capital deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

We were unable to perform sufficient audit procedures to substantiate the accuracy of amounts reported because the Company lacked historical records that we could rely on to verify balances reported. We were unable to satisfy ourselves about the historical costs and values of reported assets, the amounts of reported liabilities and the amounts of reported income and expenses for the year then ended, by means of other auditing procedures.

Because we were unable to perform sufficient audit procedures to satisfy ourselves as to the reported assets, liabilities, stockholders' equity and income and expenses, and we were unable to apply other auditing procedures regarding the reported amounts as discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.

The consolidated statements of operations, capital deficit and cash flows for the year ended September 30, 1993 were audited by other auditors whose report dated December 24, 1993, expressed an unqualified opinion on those statements.


/s/Bailey Saetveit & Co., P.C.
July 25, 2001
                                       F-1


                             See accompanying notes.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                                  Balance Sheet
                               September 30, 1994


                                     ASSETS
                                     ------


Current assets:
 Cash                                                               $       169
 Inventories                                                             50,000
 Other current assets                                                    10,199
 Total current assets                                                    60,368
                                                                    -----------
Property and equipment                                                    6,000
                                                                    -----------

Other assets:
 Patents, net of accumulated amortization of $248,463                   164,099
 Other                                                                   15,223
                                                                    -----------
    Total other assets                                                  179,322
                                                                    -----------
                                                                    $   245,690
                                                                    ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

Current liabilities:
 Accounts payable                                                   $   331,337
 Notes payable                                                        1,219,240
 Stockholders' notes payable                                            749,343
 Accrued payroll taxes                                                   64,573
 Accrued salaries                                                        81,011
 Accrued interest payable                                               132,400
                                                                    -----------
    Total current liabilities                                         2,577,904
                                                                    -----------
Capitalized lease obligations                                             1,677
                                                                    -----------
                                                                      2,579,581
                                                                    -----------
Stockholders' equity (deficit):
 Preferred stock, $1 par value, 500,000 shares authorized, none issued     --
 Common stock, $0.01 par value, 50,000,000 shares authorized,
   4,657,236 shares outstanding                                          46,572
 Additional paid-in capital                                           3,909,961
 Accumulated deficit                                                 (6,290,424)
                                                                    -----------
     Total stockholders' equity (deficit)                            (2,333,891)
                                                                    -----------
                                                                    $   245,690
                                                                    ===========


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Operations
                 For the Years Ended September 30, 1994 and 1993


                                                            1994           1993
                                                        -----------    -----------
Sales                                                   $   157,432    $   139,724

Cost of sales                                               139,724        139,724
                                                        -----------    -----------

Gross profit                                                 17,708           --
                                                        -----------    -----------

Distributor fee revenue                                        --              840
                                                        -----------    -----------

General and administrative expenses                         630,972        962,662

Compensation exercise for nonqualified options issued          --          676,000
                                                        -----------    -----------

  Loss from operations                                     (613,264)    (1,637,822)
                                                        -----------    -----------

  Other income (expense)
  Other income                                                 --           79,552
  Interest expense                                         (202,967)       (74,340)
  Asset impairment                                         (141,109)          --
  Deferred offering costs                                  (142,800)          --
  Gain on disposal of equipment                                --            6,978
                                                        -----------    -----------

                                                           (486,876)        12,190
                                                        -----------    -----------

Net loss                                                $(1,100,140)   $(1,625,632)
                                                        ===========    ===========


Loss per common share                                   $     (0.25)   $     (0.40)

Weighted average number of common shares outstanding      4,367,892      4,096,939


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                   Consolidated Statements of Capital Deficit
                For the Years Ended September 30, 1994 and 1993


                                                                          Additional                     Total
                                                  Common Stock             Paid-In                      Capital
                                              Shares        Amount         Capital       Deficit        Deficit
                                            -----------   -----------    -----------   -----------    -----------

Balance, October 1, 1992                      2,456,029   $    24,560    $ 2,369,839   $(3,564,652)   $(1,170,253)

Sale of common stock                          1,295,000        12,950        187,050          --          200,000
Issuance of common stock at $.12 to $2.00
per share for debt                              374,971         3,750        335,613          --          339,363
Issuance of common stock for patent
acquisition                                     131,236         1,312           --            --            1,312
Shareholders and officers liabilities
contributed to capital                             --            --          809,428          --          809,428
Compensation adjustment under non-
qualified stock options granted                    --            --          676,000          --          676,000
Net loss                                           --            --             --      (1,625,632)    (1,625,632)
                                            -----------   -----------    -----------   -----------    -----------

Balance, September 30, 1993 as previously
reported                                      4,257,236        42,572      4,377,930    (5,190,284)      (769,782)
Adjustment for reversal of shareholders
and officers liabilities contributed
to capital (note 7)                                --        (467,969)          --        (467,969)
                                            -----------   -----------    -----------   -----------    -----------

Balance, September 30, 1993, as restated      4,257,236        42,572      3,909,961    (5,190,284)    (1,237,751)

Issuance of common stock for loan
 consideration                                  400,000         4,000           --            --            4,000
Net loss                                           --            --             --      (1,100,140)    (1,100,140)
                                            -----------   -----------    -----------   -----------    -----------

Balance, September 30, 1994                   4,657,236   $    46,572    $ 3,909,961   $(6,290,424)   $(2,333,891)
                                            ===========   ===========    ===========   ===========    ===========


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries


                                                                               1994           1993
                                                                          -----------    -----------
Operating activities:
 Net loss                                                                  $(1,100,140)   $(1,625,632)
 Adjustments to reconcile net loss to cash used by operating activities:
  Loan fees                                                                      4,000           --
  Stock option compensation expense                                               --          676,000
  Asset impairment                                                             141,109
  Depreciation and amortization                                                 73,154        111,134
  Other net                                                                       --           14,162
  Decrease in deferred revenue                                                (139,724)      (139,724)
  Write-off of deferred offering costs                                         217,800           --
  Net change in assets and liabilities:
   Receivables                                                                  23,276           --
   Inventories                                                                (134,803)          --
   Equipment held under sales contract                                         139,724        139,724
   Other current assets                                                        (10,199)         1,003
   Other assets                                                                 17,728           --
   Accounts payable                                                             73,125        (18,782)
   Accrued expenses                                                            227,674        104,510
                                                                           -----------    -----------
    Net cash used by operating activities                                     (467,276)      (737,605)
                                                                           -----------    -----------

Investing activities:
  Officer receivables                                                          (24,917)       (26,962)
  Purchase of equipment                                                           --           (4,192)
                                                                           -----------    -----------
   Net cash used by investing activities                                       (24,917)       (31,154)
                                                                           -----------    -----------

Financing activities:
  Proceeds from issuance of notes payable                                      331,000        680,000
  Cash advances from stockholders                                              166,375         30,043
  Proceeds from sale of stock                                                     --          200,000
  Debt issue costs                                                              (5,300)      (140,000)
  Principal payments under capital lease obligations                              --           (1,835)
                                                                           -----------    -----------
   Net cash provided by investing activities                                   492,075        768,208
                                                                           -----------    -----------

Net decrease in cash                                                              (118)          (551)

Cash, beginning of period                                                          287            838
                                                                           -----------    -----------

Cash, end of period                                                        $       169    $       287
                                                                           ===========    ===========


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                                 $     7,915    $    11,600
  Income taxes                                                             $      --      $      --
 Non-cash transactions:
   Deferred offering costs acquired for notes payable                      $   150,000    $      --
   Trade accounts payable reduced through the settlement of
          significantly past due trade payables                            $      --      $    79,553

                          WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                               September 30, 1994

1.       Significant Accounting Policies
         Organization and Business

         Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. Waste Conversion Systems, Inc. ("WCSI") and its subsidiaries, (together, the "Company") are engaged in the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat. The Company also sells the thermal burner distributorship rights. In addition, the Company markets fuel supply contracts called "B.T.U. Programs" whereby the Company will retrofit an existing boiler with a thermal burner at the Company's expense, and supply an alternative source of fuel over a specified term. The Company will receive revenues from fuel supply contracts determined by energy savings achieved by the customer. Historically, a substantial portion of the Company's revenues has been from sales to a major stockholder.

         In June 1987, the Company acquired from its officers, a 75% interest in three United States patents and a patent application pertaining to the thermal burner. The remaining interest in the patents is held by a nonaffiliated individual who is not entitled to any royalty or other compensation as a result of the sale and conveyance of the 75% interest in the United States patents to the Company. The purchase price for the 75% interest was cash of $255,000, 1,250,000 shares of the Company's restricted common stock, and options to purchase an aggregate of 300,000 shares of common stock at $1.00 per share. The 300,000 options expired in June, 1992.

         Principals of Consolidation

         The  consolidated  financial  statements  include the accounts of Waste
         Conversion   Systems,   Inc.   and  its   subsidiaries.   All  material
         intercompany accounts and transactions are eliminated.

         Contracts

         Various suppliers produce the thermal burner and associated component parts to order for the Company. Contracts in process include costs incurred to date to manufacture the parts by the outside suppliers as wells as costs related to the design and installation of specific thermal burner systems, pursuant to purchase contracts. Partial payments on purchase contracts are reflected as customer deposits in the accompanying balance sheets. Losses on specific contracts are recorded in the period the losses are first determined.

         Inventories

         Inventories consist of equipment held for sale and repair parts. Inventory has been valued at net realizable value.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

1.       Significant Accounting Policies (continued)
          Property and Equipment and Related Depreciation

         Property  and   equipment  are  recorded  at  net   realizable   value.
         Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                                      Years
                                                     -----

             Demonstration equipment                   5
             Marketing equipment                       5
             Office furniture and equipment            7
             Computer equipment                        7


         Intangible Assets

         Patents are amortized using the straight-line method over the lesser of their estimated economic useful lives or their legal term of existence.

         Loss Per Share

         Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of loss per share.

         Cash

         For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.

         Revenue Recognition

         Product Sales
         -------------

         Revenues from thermal burner systems sales are recognized upon completion of installation and final acceptance by the buyer, as defined in the respective sales agreement except if there are significant contingencies (see note 4).

         Distributor Fees
         ----------------

         Fees received in connection with the sale of exclusive thermal burner distributorships are recorded as income when all material services or conditions relating to the fees have been substantially satisfied by the Company, as specified by the respective agreements.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

   1.    Significant Accounting Policies (continued)

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal year ended September 30, 1994 to be capitalized and deferred to future periods. Total advertising expense for the fiscal year ended September 30, 1994 was approximately $900.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Segment Information

         The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, thermal burner systems.

         Impairment of Long-Lived Assets

         The Company evaluates its long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

         For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

         Inventory and property and equipment have been written down to net realizable value.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

1.       Significant Accounting Policies (continued)

         Environmental

         Substantially all of the Company's facilities are subject to federal, state, and local provisions regulating the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such waste comply with applicable federal and state requirements.

         Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish
         accounting   and   reporting   standards   for   derivative   financial
         instruments. The standards require that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative qualifies for special hedge accounting, changes in the fair value of the derivative will either be recognized in earnings as an offset against the change in fair value of the hedged assets, liabilities or firm commitments also recognized in earnings, or the changes in fair value will be deferred on the balance sheet until the hedged item is recognized in earnings. These standards were adopted on January 1, 2001. There was no impact to the Company's financial position, results of operations or cash flows from adopting these standards.

         The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to our results of operations and financial position.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. There was no initial impact of this interpretation on our results of operations and financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on our results of continued operations and financial position was not material.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

1.       Significant Accounting Policies (continued)

         Going Concern

         As reflected in the accompanying financial statements, the Company incurred net losses from operations of $1,100,140 during the fiscal year ended September 30, 1994. At September 30, 1994, the Company's current liabilities of $2,577,904 substantially exceeded its current assets of $60,368 and it has a capital deficit of $2,333,891. The Company is also in default of various note payable agreements. Inventory and property and equipment were written down to net realizable value as of September 30, 1994.

2.       Property and Equipment

         Due to the financial condition and going concern of the Company, property and equipment was written down to a net realizable value of $6,000 at September 30, 1994.

3.       Equipment Held Under Sales Contract

         At September 30, 1993 the Company had acquired the limited partners' interest in the WCS Norfolk Limited Partnership as discussed in Note 5. The Company's interest in the Partnership consisted of its investment in fuel supply program equipment, which at September 30, 1994 is included in inventories held for resale at its estimated market value.

         During fiscal 1991, the Company finalized the installation of a thermal burner system for a nonaffiliated company. The manufacture and installation of the equipment under the contract resulted in a loss of $80,897 that was recognized in the fiscal 1990 consolidated statement of loss. The sales contract included guaranteed cost savings over a specific period of time. The contract allows the purchaser a refund of the sales price up to the amount of the specified cost savings not achieved.

         Because the amount of refund, if any, cannot be reasonably estimated, the sales revenue and remaining cost of sales have been deferred and reflected as "equipment held under sales contract" and "deferred revenue" in the accompanying consolidated balance sheet. The sales revenue and related remaining cost of sales are being recognized over the period in which the cost savings is achieved and as the right of refund expires. Sales revenues and costs of sales recognized in 1994 and 1993 were $139,724 for each year.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

4.       Related Party Transactions

         Transactions with Major Stockholder

         Of the 1,250,000 shares of the Company's common stock which were issued in 1987 to the Company's three officers in connection with the Company's patent acquisition, 1,082,660 shares were transferred by the three individuals to Nathaniel, Ltd. ("Nathaniel"), a foreign corporation, as repayment for previous financing provided. At September 30, 1993, 193,108 of these shares are subject to a voting trust agreement dated June 5, 1988. The agreement gives the Company's President, and its Secretary/Treasurer, the exclusive exercise of the stockholders' voting rights.

         The officers also serve as "President-agent" and "Secretary-agent" of Nathaniel for the purpose of any business activities of Nathaniel in the United States and Canada. Both have the full power and authority to negotiate and execute agreements and other documents on behalf of Nathaniel. Nathaniel holds all of the rights, patented or otherwise, outside of the United States, to the thermal burner. Substantial amounts of the Company's operating expenses have been paid through Nathaniel's bank account and recorded as advances to stockholder.

         Stockholders' Loans

         Stockholders' loans consisted of the following at September 30, 1994:

               Prime + 1% demand note*                 $  100,000

               Non-interest bearing demand note            15,000

               Advances from Nathaniel**                  528,448

               Advances from stockholder                  105,895
                                                       ==========
                                                       $  749,343

         * The prime + 1% notes which at that point totaled $258,449, were reduced by a total of $158,499 (plus accrued interest) in February 1993 in exchange for the issuance of 266,974 shares of common stock and the issuance of an option to purchase 222,500 shares at $2.00 per share, expiring in ten years. $55,000 of the revised demand note bears interest at 7%, with the remaining $45,000 at 6.5%.

         ** During January 1993, Nathaniel agreed to contribute net advances that amounted to $467,969 to capital, which was based on the Company obtaining additional financing. Subsequent to the issuance of the September 30, 1993 financial statements, the financing never occurred and so the amount was not contributed to capital (note 7).

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

5.       Notes Payable

         Notes payable at September 30, 1994 consist of:

           Notes deu December 31, 1993 from sale
            of securities units*                              $  880,000

           10% unsecured loan for past due rent**                 58,240

           Unsecured loans to purchase stock,
            due on demand                                        150,000

           Unsecured loans, due on demand                        131,000
                                                              ==========
                                                              $ 1,219,240


         *        In connection with the sale of 1,250,000  shares  discussed in
                  Note 6, the Company has received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000, in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, which expires in December 1995. None of these warrants had been exercised as of September 30, 1994. The Company is in default on these loans at September 30, 1994.

         **       The  Company  is   negotiating   with  the  landlord  for  the
                  settlement or restructuring of the past due unsecured loan.

         In connection with various loan and credit agreements, the Company had granted options and warrants to purchase shares of the Company's common stock. As a result of the agreements reached in the second quarter of fiscal 1993, all previous options and warrants were terminated except for options on 30,000 shares exercisable at $3.00 per share, which expired September 1993.

         During February 1993 a $175,000, 9.5% loan, which was in default and past due, was satisfied through the issuance of stock in a transaction in which the Company also acquired the limited partners' interest in the WCS Norfolk Limited Partnership, a partnership in which the Company was the general partner. Since inception, the Partnership had no operations and the Company's acquired interest consisted solely of inventory components. To consummate the transaction, a subsidiary of the Company issued 175,000 shares of its common stock. The Company also agreed to reserve 175,000 shares of its common stock for issuance in the future for the acquisition of the outstanding subsidiary shares.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

5.       Notes Payable (continued)

         Additionally, during February 1993 the Company issued 88,008 shares of its common stock in satisfaction of $75,000 in 7.5% notes that included accrued interest of $5,507.

6.       Capital Stock

         Effective March 15, 1993 a one for ten reverse stock split was approved and, accordingly, all share amounts have been retroactively restated for all periods to reflect the reverse stock split.

         During the second quarter of fiscal 1993 the Company sold 1,250,000 shares of its common stock for $125,000 ($.10 per share). Additionally, during the fourth quarter of fiscal 1993, 45,000 shares of common stock plus warrants to purchase an additional 30,000 shares at $2.00 per share were sold for $75,000.

         During February 1993, 131,236 shares were issued to two officers in exchange for the assignment of patent rights to the Company. The shares were valued at approximately $1,300, which in accordance with SEC staff accounting bulletins, represented the approximate historical cost basis to the transferring officers.

         In February 1993, the Company adopted a stock option plan containing both incentive stock options and nonqualified stock options. Under the plan, 1,520,000 shares are reserved for issuance. Effective April 2, 1993, 520,000 nonqualified options were granted to a stockholder (Nathaniel) expiring in ten years. 260,000 of the options are exercisable at $1.30 and the remaining 260,000 are exercisable at $1.80 per share. As a result of this grant, the Company recognized an expense of $676,000 and a corresponding credit to additional paid-in capital in the third quarter of fiscal 1993.

         In November 1993, 100,000 shares of stock were issued to an unrelated party as additional consideration for $250,000 in loans and the stock was valued at $.01 per share. In August 1994, 300,000 shares of stock were issued to officers and directors as additional consideration for $235,000 in loans and the stock was valued at $.01 per share.

7.       Prior Period Adjustment

         Certain adjustments, resulting in both the overstatement and understatement of previously reported liabilities and equity of a prior year, were corrected during 1994 resulting in the following changes to
         additional   paid-in   capital  as  of  September  30,  1993:

           Additioal paid-in capital as previously reported        $  4,377,930

           Adjustment for reversal of shareholders and officers
            liabilities contributed to capital                     $   (467,969)
                                                                   -------------
           Additional paid-in capital, as adjusted                 $  3,909,961
                                                                   =============

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1994

8.       Available Carryforwards

         The Company has, for income tax purposes, approximately $5,880,000 in net operating loss carryforwards at September 30, 1994, available to offset future years' taxable income and expiring in varying amounts through the year 2008. The annual utilization of the loss carryforward will be limited under Internal Revenue Code Section 382 provisions due to the recent stock issuances.

         The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which significantly changes existing practices requiring, among other things, a liability approach to calculating deferred income taxes. The new Statement is effective for years beginning after December 15, 1992. The Company intends to implement FAS 109 commencing with its fiscal year ending September 30, 1994. The effect of adopting FAS 109 is not expected to have a material impact on the Company's financial statements.

   9.    Preferred Stock

         The Articles of Incorporation of WCSI authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of WCSI with authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares have been issued as of September 30, 1994.

  10.    Commitments and Contingencies

         Operating Leases

         The Company leases its facilities under operating leases at a monthly rental of $2,500. Rental expense for operating leases was approximately $45,000 and $41,000 for fiscal 1994 and 1993.

         Litigation

         The Company is engaged in various legal actions arising from its business operations. Management believes that the ultimate outcome of these actions will have a material adverse effect on the Company's financial position but the amounts cannot be determined at this time.