Form 10KSB
period 1995-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-17
CIK 806171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 1995

                        Commission File Number: 33-58972
--------------------------------------------------------------------------------

                         WASTE CONVERSION SYSTEMS, INC.

         Nevada                                          22-2800078
(State of Incorporation)                    (I.R.S. Employer Identification NO.)

               14005 South Freemont Ave, Englewood, Colorado 80112
                      (Current Principal Executive Offices)

           6890 South Tucson Way, Suite 200 Englewood, Colorado 80112
                      (Former Principal Executive Offices)

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
Yes    No X
   ---   ---

Issuer's revenues for its most recent fiscal year: $0

Page 1 of 26 Pages. Exhibits are indexed on page 21.

                       (Cover page continued on next page)

         State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 1995, 6,207,236 shares of Common Stock, $.01 par value.

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

                                     PART I

Item 1.  Description of Business:
         -----------------------

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

         The Company engaged in the marketing and sale of Thermal Combustor Systems that use industrial and agricultural waste products as a fuel source instead of fossil fuel to produce steam that generates electricity, air conditioning or heat. An installed boiler can also be retrofitted by replacing the existing oil or gas gun, which heats the boiler, with the Thermal Combustor. The Company also marketed fuel supply contracts referred to as BTU Programs whereby the Company retrofitted an existing boiler with a Thermal Combustor System at the Company's expense and contracted to supply an alternative source of fuel over a specified term. Under the BTU Program, the Company anticipated receiving revenues from fuel supply contracts determined by energy savings achieved by the customer. During fiscal year 1995, the Company did not sell any Thermal Combustors. Similarly, no revenue was received from the BTU Program.

         Some of the waste products which are converted into heat energy by the Thermal Combustor include: wooden pallets, sawdust and other wood waste, waste newspaper and cardboard, textile waste, processed municipal waste (Refuse Derived Fuel, "RDF"), shredded tires, rice bulls, coffee bulls, sugar beet pulp and peanut hulls.

         The Thermal Combustor System is comprised of existing parts, materials and equipment available from various suppliers and manufacturers. No unusual equipment or fabrication facilities are required. Thermal Combustor Systems are fabricated to the Company's order by a nonaffiliated manufacturer, GBC, Inc. ("GBC"), Denver, Colorado. The Company does not maintain its own engineering staff or manufacturing and fabrication facilities. The Company has no written agreement GBC. Because the Company owns the complete and comprehensive sets of drawings and blueprints for the Thermal Combustor and ancillary equipment, the Company is not dependent on any single supplier or subcontractor. There are many subcontractors and suppliers that would be available, subject to the Company's ability to meet vendors' financial criteria. If the Company were unable to meet the financial criteria required by a supplier, whether for fabrication of the Thermal Combustor or for parts or supplies, production of Thermal Combustors could be delayed or stopped until the Company's financial condition improved. To the best knowledge of the Company, none of its current suppliers or subcontractors is experiencing financial difficulties as of the date of this Report.

         A stockholder of the Company, Nathaniel, Ltd. ("Nathaniel"), has provided the substantial portion of the Company's debt financing. The debt owed to Nathaniel by the Company totaled $518,548 as of September 30, 1995. This debt has no due and payable upon demand provision. Nathaniel holds nonexclusive marketing rights to the Thermal Combustor technology outside of the United States. The Company's agreement with Nathaniel, which expires in March 1999, requires that all Thermal Combustor Systems sold by Nathaniel be purchased from the Company. The Thermal Combustor Systems are sold to Nathaniel at cost plus a fixed fee based upon the size of the unit. Nathaniel has sold five distributorships to market the Thermal Combustor in England, Canada, Australia/New Zealand, South Korea and Japan. See " Marketing and Sales."

         The Company was the General Partner in WCS Norfolk Limited Partnership (the "Limited Partnership") which held fuel supply equipment. On May 17, 1993, the Board of Directors authorized the formation of WCS Nuco Corp., a Colorado corporation, for the purpose of acquiring the limited partnership interests in the Limited Partnership. In exchange for the transfer of all of the assets in the Limited Partnership to WCS Nuco Corp and the satisfaction of a $175,000 debt, plus interest, the Board of Directors authorized the issuance of 175,000 shares of WCS Nuco Corp. restricted common stock to the Company and 175,000 shares of WCS Nuco Corp. restricted common stock to the limited partners of the Limited Partnership. The Board also authorized the issuance of 175,000 restricted shares of the Company's common stock to the former limited partners in exchange for their shares of stock in WCS Nuco Corp.

         Marketing and Sales. Prior to fiscal year 1995, the Company's marketing program focused on (i) users which generate substantial amounts of waste products that can be converted or recycled into a fuel source for use with the Thermal Combustor and (ii) users with substantial energy requirements that can utilize readily available waste products as an alternative fuel source for providing energy.

         A mobile demonstration unit was used to demonstrate the Thermal Combustor's operation with various types of waste derived fuel products at trade shows, expositions and to prospective users. The Company also provided state-of-the-art analytical testing and computer equipment to demonstrate specific energy savings and fuel usage information to prospective customers and regulatory authorities as compared to a National Bureau of Standards library of mass spectra for 42,000 chemical compounds.

         The Company did not engage in any substantial marketing activities during fiscal 1995 because it lacked the funds. The Company did not sell any Thermal Combustor Systems in fiscal years 1994 or 1995. A total of 23 Thermal Combustor Systems have been sold in the United States and 6 Systems have been sold through Nathaniel to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

         On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a Thermal Combustor and ancillary equipment. The Company received the requisite air quality permit from the State of Colorado on November 8, 1993. The Company arranged for interim financing for this project by agreeing to issue 150,000 restricted common shares to each of two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. The county completed its building in the spring of 1995. The Company began its construction in the summer of 1995, which continued throughout 1995. If the county does not pay the amounts that become due under this contract, the Company's operations and financial condition will be adversely affected.

         Distributorships. The Company has two distributorships that provide for exclusive marketing rights to the Thermal Combustor in Georgia, New Jersey and New York. Neither distributorship has any minimum sales requirement. No Systems have been sold by Waste Conversion Systems of New York, Inc., the distributorship covering New Jersey and New York. The sale of the Thermal Combustor System to Atlanta Newspapers was initiated by Waste Conversion Systems of Georgia, Inc., the Georgia distributorship. Both distributorship agreements require the Company to provide the distributor with Thermal Combustors at a price of 80% of its list price. The purchase price is payable to the Company in installments, with 40% due at the time of the placement of the purchase order, 40% upon delivery of the System and the balance at the time of the customer's acceptance of the System.

         Nathaniel, as the holder of the nonexclusive marketing rights to the Thermal Combustor System outside the United States, has granted a distributorship covering the United Kingdom to Waste Conversion Systems of the United Kingdom. This distributorship is for a term of twenty years ending in June 2009, and is renewable for an additional twenty years. Purchases are payable in installments, with 40% due at the time of placement of the purchase order, 40% at the time of delivery and the balance when the System is installed. The exclusive marketing rights covered by this distributorship became nonexclusive when it did not sell a minimum of five Thermal Combustors by June 30, 1995. To date, one System has been sold to the distributorship, which is currently used for demonstration purposes.

         Nathaniel has also granted a distributorship covering Japan to Yamako Corporation ("Yamako"), a large conglomerate, is known as Waste Conversion Systems of Japan. This distributorship became nonexclusive in December 1994 when it did not sell the minimum number of Thermal Combustors. Purchases are payable by irrevocable letter of credit at the time the purchase order is submitted. This distributorship has sold a total of three Thermal Combustors and one computer controller. Because of the different prices for various sizes of Thermal Combustors and incentive discounts offered for multiple orders, the Company is unable to estimate the amount or timing of revenues it may receive under this contract.

         Nathaniel and the Company have granted distributorships covering Canada, Australia, New Zealand and South Korea, which have resulted in the sale of a total of six Thermal Combustor Systems. These distributorships are known respectively as CR Waste Conversion Systems of Canada, Ltd.; Waste Conversion
Systems of Australia/New Zealand; and Waste Conversion Systems - Korea, Ltd. These distributorships have no minimum purchase requirements.

         The Canadian distributorship is for a term of twenty years, ending March 2009. Purchases are payable in installments, with 40% due at the time of placement of the purchase order, 40% at the time of delivery and the balance upon installation. The Korean distributorship is a joint venture between the Company and Keun Yang Co., Ltd. ("Keun"), and provides for the formation and joint ownership of a Korean corporation known as Waste Conversion Systems - Korea, Ltd. The purpose of the jointly owned corporation is to market and distribute Thermal Combustors in Korea and other countries that are mutually agreeable to the Company and Keun. Purchases are payable by irrevocable letter of credit at the time the purchase order is submitted.

         A majority of the Thermal Combustor total sales have been generated directly by the Company's efforts. Management believes that the loss of any particular distributor would not have a material adverse impact on the Company's operations.

         Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. The only signed contract whose contingencies have been satisfied is the contract with Yuma County. If the county does not pay the amounts under the contract as they become due, the operations and financial condition of the Company will be adversely affected.

         Government Regulation. The federal Environmental Protection Agency ("EPA") provides emission standards and enforcement for thermal processing/incineration devices that are larger than the Thermal Combustor. It has delegated the enforcement of emissions for smaller units such as the Thermal Combustor to the states. The emissions standards established by the EPA and the individual states are applicable for specific regions. The Company is not aware of any region in the United States where it cannot meet the current standards.

         The installation of a Thermal Combustor System requires a construction permit and an air quality permit. Depending upon a particular state's requirements, these permits are issued either by the state, the county and/or municipality. When compliance with the regulatory agency's air quality standards is demonstrated through independent testing, a permit is issued. Thereafter, annual or semi-annual independent tests may be required to assure compliance with the permit's specifications and ongoing air quality regulations. To date, the Company has encountered no difficulty in obtaining the necessary air permits for the Systems it has sold or has under contract. Additional equipment is added as needed in order to pass the various environmental tests.

         The Company believes that the Thermal Combustor's design and geometry should allow the equipment to keep pace with any future tightening of emission standards because the System's performance has been below existing standards. The Company also believes that the Thermal Combustor's geometry flexibility should allow the time at temperature requirement to be increased as long as space is available for the System. If space is not available at an installation where emission limitations are tightened in the future, and no grandfather clause applies, the System could be modified to allow the necessary time at temperature relationship.

         Competition. The alternative fuel industry is a rapidly changing field. Although there are other companies that market very large incinerators, burners or combustors, the Company is not aware of any competitor in the Company's 150-1,000 horsepower combustor market. To be competitive, the Company believes that it must expand the application and use of the Thermal Combustor. While Management believes that the compactness, flexibility of multi-fuel capability and pricing of its Thermal Combustor provide the Company with a favorable position, the Company does not currently have the financial resources to effectively compete. The Company's competition is expected to have financial and marketing resources far greater than those available to the Company.

         Employees. The Company has two full-time employees, including its officers and directors. In addition, the Company uses various independent technical consultants and the engineering staff of GBC, Inc.

         Research and Development. The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

Item 2.  Properties:
         ----------

         Description of Properties. The Company leased office and warehouse space at 14005 South Freemont Ave, Suite 200, Englewood CO 80112. The facilities are leased from an unrelated third party at a monthly rental of $2,500. The office lease expires in September 1998, but the Company gave up the office space in the third quarter of 1995 and the Officers used office space in their homes.

Item 3.  Legal Proceedings:
         -----------------

         On January 19, 1995, the Internal Revenue Service released a total of $75,163 in tax liens that it had filed against the Company in 1994.

         On June 13, 1995, the State of Colorado filed a state tax lien against the Company in the amount of $454 and a 1994 state tax lien in the amount of $1,901 remained outstanding.

         A Complaint dated September 15, 1995 was filed in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y Queens County Index No. 95-007520) alleging that the Company failed to make payments on a promissory note and requesting judgment in the amount of $133,420.60 plus attorneys fees, costs, and disbursements.

         On October18, 1994, default judgment was entered against the Company in John and Marcia Mitchell v. Waste Conversion Systems, Inc. (Arapahoe County Court File No. C 94-102641) in the amount of $6,952.50. This judgment was paid, plus costs of execution, on January 5, 1995.

         On April 4, 1995, judgment was entered against the Company in Clover Graphics Inc. v. Waste Conversion Systems, Inc. (Arapahoe County Court File No. C 94-106315) in the amount of $6,943.50 plus interest at 8%. This judgment was paid, plus costs of execution, on May 11, 1995.

         On April 12, 1995 a default judgment was entered against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010) in the amount of $73,436.06, plus interest at 18%. This lawsuit alleged that the Company's failed to pay the plaintiff for leasehold improvements. This judgment remains unpaid. This judgment is material because it adversely affects the Company's financial condition and threatens the Company's ability to continue in existence as a going concern.

         The 1994 judgment against the Company in Sigma Prime  Properties,  Inc.
v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and is currently in the amount of approximately $6,835.13, including post-judgment interest.

         The Company is also involved in collection proceedings brought by a number of its trade creditors. The Company believes that an individual ruling in any one of these proceedings may not adversely affect the Company's operations or financial condition. If adverse rulings are received in each of the collection proceedings, particularly in light of the unpaid judgments described above, the cumulative effect will be material because the Company's operations and financial condition will be adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 1995 to a vote of its security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters:
         ------------------------------------------------------------------

         There was no active market for the Company's common stock. The Company's common stock was traded on a very limited basis in limited volumes on the over-the-counter market. It was included in the NASD's OTC Bulletin Board under the symbol, "WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

         The range of high and low bid and asked quotations for the Company's common stock for fiscal years 1994 and 1995 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

         A range of high and low quotations for the Company's common stock for part of the second quarter and the remainder of fiscal year 1995 is listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the common stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.


          1995                        Low               High
          ----                        ---               ----

         First Quarter              Unknown           Unknown
         Second Quarter
         (1/12/95-3/31/95 only)      $0.375            $0.500
         Third Quarter               $0.125            $0.750
         Fourth Quarter              $0.031            $0.281

         During the second quarter of fiscal 1993, the Company and a third party agent, Target Inc. negotiated settlement agreements with several private lenders to settle and satisfy $339,363 in principal and interest of Company indebtedness and to terminate an option to purchase 500,000 shares of the Company's common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1995, none of these options had been exercised.

         On February 19, 1993 the Company's Board of Directors authorized the issuance of 131,236 shares of the Company's restricted common stock, pursuant to Rule 144, to Stan Abrams and David Hand in consideration for the assignment of certain patent rights.

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

         Additionally, during the fourth quarter of fiscal 1993, the Company sold 45,000 shares of its restricted common stock, pursuant to Rules 144, plus warrants to purchase an additional 35,000 shares at $2.00 per share exercisable through December 31, 1995 for a total of $75,000. None of these warrants were exercised as of September 30, 1995.

         In January and February 1993, the Company received $600,000 from the sale of twenty-four units of its securities to fifteen accredited investors. The Company paid fees and expenses of $65,000 to the Representative for its services in arranging this financing. Each unit is comprised of an 8.5%, $25,000 note and a warrant to purchase 12,500 shares of restricted common stock at $2.00 per share through December 31, 1995. Between June and September 1993, the Company received $80,000 from sales of two units of its securities. One unit is comprised of an 8.5%, $30,000 note and a warrant to purchase 15,000 restricted shares at $2.00 per share through December 31, 1995, and one unit is comprised of an 8.5% $50,000 note and a warrant to purchase 25,000 restricted shares at $2.00 per share through December 31, 1995. All notes were anticipated to be repaid out of the proceeds contemplated from a public offering of the Company's securities. The public offering did not occur. The notes were due and payable as of December 31, 1993. Although most of the notes were expressly extended, by mutual agreement, to April 1, 1994, none of the notes have been paid and all of the notes were in default as of April 1, 1994. As of September 30, 1995, no warrants had been exercised.

         The Company was the General Partner in WCS Norfolk Limited Partnership (the "Limited Partnership") which held fuel supply equipment. On May 17, 1993, the Board of Directors authorized the formation of WCS Nuco Corp., a Colorado corporation, for the purpose of acquiring the limited partnership interests in the Limited Partnership. In exchange for the transfer of all of the assets in the Limited Partnership to WCS Nuco Corp and the satisfaction of a $175,000 debt, plus interest, the Board of Directors authorized the issuance of 175,000 shares of WCS Nuco Corp. restricted common stock to the Company and 175,000 shares of WCS Nuco Corp. restricted common stock to the limited partners of the Limited Partnership. The Board also authorized the issuance of 175,000 restricted shares of the Company's common stock to the former limited partners in exchange for their shares of stock in WCS Nuco Corp.

         In consideration of loans in the total amount of $250,000, evidenced by the Company's promissory note, the Board of Directors authorized, in November 1993, the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman, pursuant to Rule 144, together with warrants to purchase a total of 200,000 shares of the Company's restricted common stock exercisable at the price of $2.00 per share. These warrants expire on December 31, 1995. The notes were to be paid out of an anticipated public offering. The anticipated public offering did not occur, and no warrants were exercised by September 30, 1995.

         At the Board of Directors Meeting held on February 24, 1994, the Board authorized the issuance of 200,000 the Company's restricted common stock, pursuant to Rule 144, to Yitz Grossman for services to the Company. The Board, at the November 18, 1994 meeting, cancelled the issuance of this stock due to lack of performance.

         In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlich and Stan Abrams respectively the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock, pursuant to Rule 144, to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

         On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock to David Zaidner, and 300,000 shares of the Company's restricted common stock to G. Kastl in exchange for $500,000 in private financing. The Board also authorized the issuance, pursuant to Rule 144, of 100,000 shares of restricted common stock and a five-year warrant to purchase 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees for Mr. Eisenstat's services in negotiating the private financing. As of September 30, 1995, none of these warrants have been exercised.

         In March of 1995, the Company sold, pursuant to Rule 144, 200,000 shares of the Company's restricted common stock to a private investor for $.50 per share and an additional 75,000 shares of the Company's restricted common stock to another private investor for $.15 per share.

         At September 30, 1995 there were 289 holders of record. No dividends have been paid to date, and it is not anticipated that dividends will be paid in the near future.

Item 6.  Management's Discussion and Analysis or Plan of Operation:
         ---------------------------------------------------------

         Liquidity and Capital Resources. As of September 30, 1995, the Company's working capital deficit positions declined by $357,257 over that of September 30, 1994 primarily as a result of decreases in accrued salaries and a write off of inventories in the amount of $81,011, and $50,000 respectively. Cash used in operating activities was $492,295 in 1995 and $467,276 in 1994. For these same periods, the Company invested $0 and $24,917 in officer receivables. Financing activities generated $509,231 in 1995 and $492,075 in 1994. During fiscal 1994 the company generated capital through a loan of $250,000 in exchange for promissory notes, 100,000 shares of restricted common stock and warrants to purchase up to 200,000 shares of the Company's restricted common stock. During fiscal 1995 the Company obtained private financing in the amount of $500,000 in exchange for 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock.

         The Company signed a contract, dated July 2, 1993, with Yuma County, Colorado to provide a 250 horsepower Thermal Combustor and ancillary equipment for a total contract price of $435,000. Yuma County received a $290,000 grant from the State of Colorado for the purchase and the funding of the balance of the order has been arranged. The application for the air permit was approved November 8, 1993 and a test burn was successfully completed in April 1993 as part of the approval. The county completed its building in spring of 1995 and construction began in earnest in the summer of 1995 and continued throughout 1995. If the county does not pay the amounts under the contract as they become due, the Company's operations and financial condition will be adversely affected.

         Results of Operations for the Year Ended September 30, 1995 and 1994. For most of fiscal 1995 and 1994, the Company's primary focus was on obtaining working capital. During the years ended September 30, 1995 and 1994, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program, because the Company lacked the funds necessary to visit prospective sites and to bring contracts to fruition. New inquiries continued to be processed and potential contracts were put on hold because of the Company's financial condition and limited personnel. Of the $157,432 in sales for fiscal year 1994, $139,724 was recorded as revenue. There were no revenues in 1995.

         Selling, general and administrative expenses decreased by $471,872 (74.8%) to $159,100 for the year ended September 30, 1995 from $630,972 in 1994.
This decrease was primarily due to the reduction in staff and general reduction in operating activity. Interest expense decreased to $115,852 in 1995, compared to $202,967 in 1994 because of the financing costs associated with the proposed public offering in 1994, which did not materialize.

         During the year ended September 30, 1995, the Company's net loss was $243,724 a decrease of $856,416 from the 1994 loss of $1,100,040. The change was the net effect of lower selling, general and administrative compensation expenses as well as closing down the office as the two remaining employees began working from their respective homes.

         Immediate capital needs were met from $500,000 in private financing from an unrelated investor. This private financing was funded in October 1994 and was used to pay off some of the Company's debt as well as pay overhead from October 1994 through May 1995.

         1994 Compared to 1993. Total revenues recognized in 1994 were $157,432 compared to $140,564 in 1993. The revenues in 1994 and 1993 primarily resulted from the recognition of deferred revenue from the Cox Enterprises, Inc. installation.

         Selling, general and administrative expenses decreased by 34.5% to $630,972 in 1994 compared to $962,662 in 1993. The decrease resulted from the reduction of operating expenses in all areas primarily as a result of the Company's limited resources.

         The 1994 loss of ($1,100,140) was $525,492 less than the 1993 loss of ($1,625,632). The loss was significantly decreased because the Company had incurred additional costs associated with a proposed public offering amounting to $676,000 in 1993. The public offering was not completed. However a total of $880,000 in bridge loan funding did occur in January 1993.

         The Company maintains no off-balance sheet financial arrangements. Additionally, there are no significant commitments for capital expenditures.

         Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.

         Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 1995 and 1994.

Item 7.  Financial Statements:
         --------------------

         See pages F-1 through F-13 for this information.

         Index to Consolidated  Financial  Statements Waste Conversion  Systems,
Inc.

          Financial Statements:                               Page
          ---------------------                               ----

          Independent Auditors' Report                        F-1
          Consolidated Balance Sheet                          F-2
          Consolidated Statement of Operations                F-3
          Consolidated Statements of Capital Deficit          F-4
          Consolidated Statements of Cash Flows               F-5
          Notes to Financial Statements                       F-6

         Schedules to the financial statements are omitted, as the required information is inapplicable or presented in the financial statements or related notes.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosures:
         ---------------------

         During the fourth quarter, the Company, through its former management and Board of Directors, and BDO Seidman LLP mutually agreed not to renew their engagement as the Company's auditor. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman LLP's satisfaction would have caused them to make reference to the subject matter of the disagreements(s) in connection with their report during the period covering fiscal years 1992 and 1993 through the subsequent interim period through the date the relationship ended during the fourth quarter of fiscal year 1994. BDO Seidman LLP's reports for fiscal years 1992 and 1993 contained a modification that expressed substantial doubt about the Company's ability to continue as a going concern. The Company agreed with this report.

         On June 25, 2001, the Company engaged Bailey Saetveit & Co., P.C. as the Company's new principal accountant to audit the Company's financial statements. Bailey Saetveit & Co. P.C. was unable to express an audit opinion on the Company's financial statements for fiscal year 1995. Because the Company lacked sufficient historical records, the scope of the auditor's work was not sufficient to enable them to render an opinion for fiscal year 1995. The auditors did state that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company agrees with this expression of substantial doubt.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.
        ------------------------------------------------------------

         The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company. All directors are elected at the annual meeting of stockholders to serve one year or until their successors are elected and qualified. Officers of the Company are elected annually by, and serve at the discretion of the Board of Directors.

          Name                  Age     Position                  Director Since

          Stan Abrams           56     President                       6/87
                                       Chief Executive Officer
                                       Director

          James C. Woodley      48     Secretary/Treasurer             9/92
                                       Chief Financial Officer
                                       Director

          David J. Hand         51     Vice President                  6/87
                                       Director

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

Item 10. Executive Compensation:
         ----------------------

         No executive officer received a salary (paid or accrued) or bonus during fiscal year 1995 that exceeded $100,000.(1) The total salary for all executive officers was $70,498.60 in fiscal year 1995. No executive officer has had any form of long-term compensation arrangement with the Company during fiscal years 1992 through 1995.(2)

         (1) At December 31,  1992,  1991 and 1990,  the Company owed  $341,458,
$119,325 and $137,059, respectively, in accrued salaries to its officers and to a former officer. In January 1993, all of these individuals waived all accrued salary and reimbursable expenses then owed to them by the Company. See "Certain Relationships and Related Transactions." The foregoing excludes accrued but unpaid salaries to Mr. Abrams of $82,377 in 1992, $73,515 in 1991 and $55,745 in 1990.

         (2) No health insurance, retirement, pension, profit sharing or similar program is in effect.

         Stock Option Plan. In February 1993, the Company adopted, with stockholder approval, the 1993 Stock Option Plan (the "Plan"). Options granted under the Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) nonqualified stock options. Incentive stock options may be granted under the Plan to employees, including officers and directors who are employees. Nonqualified options may be granted to nonemployee directors and to such other persons, as the Board of Directors shall select.

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

         The Board did not grant any  incentive  stock  options  in fiscal  year
1995.

         A nonqualified option to purchase 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options was exercised during fiscal year 1995.

Item 11. Security Ownership of Certain Beneficial Owners and Management:
         --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners:
             -----------------------------------------------

         The following table sets forth information as of September 30, 1995 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated

          Name and Address                Amount and Nature
          of Beneficial                   of Beneficial              Percent
          Owner                           Ownership (l)              of Class,

          840870 Ontario Limited              375,000                  5.64
          2828 Bathurst St.
          Suite 603
          Toronto, Ontario M6B 3A7

          Yitz Grossman                       325,000(2)               5.24
          C/o Water-Jel Technologies
          243 Veteran Blvd.
          Carlstadt NJ 07072

          Nathaniel Ltd.                    1,015,274(3)               16.84
          P.O. Box 69
          Castle Rock CO 80104

         David Zaidner                      1,772,658(4)               28.56
          Gartenstrasse 33
          Post Fach 6016
          8023 Zurich
          Switzerland

         (1) Beneficial ownership results from the possession of sole or shared voting or investment power with respect to the shares.

         (2) Includes the present right to exercise a warrant to purchase 200,000 shares of the Company's common stock.

         (3) Includes a presently exercisable option to purchase 520,000 shares of the Company's common stock.

         (4) Includes the present right to exercise a warrant to purchase 1,000,000 shares of the Company's common stock.

         (b) Security Ownership of Management:
             --------------------------------

         The following table sets forth information as of September 30, 1995 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

          Name and Address               Amount and Nature
          of Beneficial                  of Beneficial                Percent
          Owner                          Ownership (l)                of Class

          Stan Abrams                      1,758,726(2)                 28.33
          6890 So. Tucson Way
          Suite 200
          Englewood, CO 80112

          James C. Woodley
          6890 So. Tucson Way
          Suite 200
          Englewood, CO 80112

          David J. Hand                       65,618                     1.06
          Route 1, Box 461
          Warsaw, VA 22572

          All directors and                1,824,344(2)                 29.39
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

         Messrs. Abrams and Hand each purchased 290,000 of shares from Nathaniel, Ltd. in February 1993 pursuant to full recourse promissory notes secured by deeds of trust on their personal residences and the shares being purchased. See "Certain Relationships and Related Transactions." In the event of a default by either or both under their respective notes, Nathaniel, Ltd. could elect to demand the return of the shares which could result in a change in control of the Company. In the spring of 1994, this agreement was rescinded, and a total of 580,000 shares of the Company's stock were returned to Nathaniel, and the promissory notes were cancelled. Neither of the individuals paid any interest on the notes.

Item 12. Certain Relationships and Related Transactions:
         ----------------------------------------------

         Nathaniel, Ltd. ("Nathaniel"), a principal stockholder, has advanced the Company a total of $905,344 since 1987 to fund operations. In fiscal 1991, the Company received an advance of $439,500 from Nathaniel and a further advance of $222,444 during fiscal 1992. As of September 30, 1995, Nathaniel was owed $518,548 by the Company, net of previous repayments and credits. Nathaniel is owned by Jack Williams, Shirley Williams and Judy Gardner who are also its directors and executive officers.

         Nathaniel  holds the  nonexclusive  marketing  rights  to the  patented
Thermal Combustor technology outside of the United States. Nathaniel has an exclusive agreement to purchase from the Company all Thermal Combustors sold outside the United States by Nathaniel. The agreement will expire in March 1999. The Thermal Combustors are sold to Nathaniel at the Company's cost plus a fixed fee based upon the size of the System sold. The agreement provided for a $150,000 fee from Nathaniel to the Company. Nathaniel has purchased six Thermal Combustors from the Company for its distributorships in the United Kingdom, Australia/New Zealand, South Korea and Japan. As part of this arrangement, in lieu of payment of the fee by Nathaniel to the Company, the Company's indebtedness to Nathaniel was reduced by $150,000 and recorded by the Company as additional paid-in capital.

         During the second quarter of fiscal 1993, the Company and a third party agent, Target Inc. negotiated settlement agreements with several private lenders to settle and satisfy $339,363 in principal and interest of Company indebtedness and to terminate an option to purchase 500,000 shares of the Company's Common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of Common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1995, none of these options had been exercised.

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

         Additionally, during the fourth quarter of fiscal 1993, the Company sold 45,000 shares of its restricted common stock plus warrants to purchase an additional 35,000 shares at $2.00 per share exercisable through December 31, 1995 for a total of $75,000. None of these warrants were exercised as of September 30, 1995.

         In January and February 1993, the Company received $600,000 from the sale of twenty-four units of its securities to fifteen accredited investors. The Company paid fees and expenses of $65,000 to the Representative for its services in arranging this financing. Each unit is comprised of an 8.5%, $25,000 note and a warrant to purchase 12,500 shares of restricted common stock at $2.00 per share through December 31, 1995. Between June and September 1993, the Company received $80,000 from sales of two units of its securities. One unit is comprised of an 8.5%, $30,000 note and a warrant to purchase 15,000 restricted shares at $2.00 per share through December 31, 1995 and one unit is comprised of an 8.5% $50,000 note and a warrant to purchase 25,000 restricted shares at $2.00 per share through December 31, 1995. All notes were anticipated to be repaid out of the proceeds contemplated from a public offering of the Company's securities. The public offering did not occur. The notes were due and payable as of December 31, 1993. Although most of the notes were expressly extended, by mutual agreement, to April 1, 1994, none of the notes have been paid and all of the notes were in default as of April 1, 1994. As of September 30, 1995, no warrants had been exercised.

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

         In consideration of loans in the total amount of $250,000, evidenced by the Company's promissory note, the Board of Directors authorized, in November 1993, the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman, pursuant to Rule 144, together with warrants to purchase a total of 200,000 shares of the Company's restricted common stock exercisable at the price of $2.00 per share. These warrants expire on December 31, 1995. The notes were to be paid out of an anticipated public offering. The anticipated public offering did not occur, and no warrants were exercised by September 30, 1995.

         At the Board of Directors Meeting held on February 24, 1994, the Board authorized the issuance of 200,000 the Company's restricted common stock, pursuant to Rule 144, to Yitz Grossman for services to the Company. The Board, at the November 18, 1994 meeting, cancelled the issuance of this stock due to lack of performance.

         In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlich and Stan Abrams respectively the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

         Stan Abrams and David Hand each purchased 290,000 shares of the Company's common stock from Nathaniel for $435,000 pursuant to promissory notes. Each note is secured by a deed of trust on the personal residence of the debtor and by the shares being purchased. Each note, which bears interest at 6% per annum, is payable interest only on May 15, 1994, with the principal and accrued interest due and payable on May 15, 1995. In the spring of 1994, this agreement was rescinded, a total of 580,000 shares of the Company's common stock were returned to Nathaniel, and the promissory notes were rescinded. No interest was collected from either of the individuals.

Item 13. Exhibits and Reports on Form 8-K:
         --------------------------------

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

         Exhibit No.       Description

         10.1 Purchase and Sale Agreement between Registrant and Stan Abrams, Calvin H. Hand, Jr., and David J. Hand and the exhibits identified therein (incorporated by reference to Exhibit 2 of Registrant's 8-K Report dated June 18, 1987).

         10.2 Lease Agreement (warehouse facilities) between Registrant and Arapahoe Business Center Associates dated July 7, 1992 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.3 Equipment Lease Agreement between the Company and Colorado National Leasing, Inc. (incorporated by reference to Exhibit 10.8 of Registrant's 10-K Report for the fiscal year ended September 30, 1988).

         10.4 Equipment lease assumption between the Company and A&D Holding, Inc. (incorporated by reference to
                           Exhibit 10.10 of Registrant's 10-K Report for the fiscal year ended September 30, 1988).

         10.5 Distributorship Agreement dated November 2, 1988 between Registrant and Waste Conversion Systems of New York, Inc. (New Jersey Distributorship) (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.6 Distributorship Agreement dated October 4, 1988 between Registrant and Research Funding, Inc. d/b/a Waste Conversion Systems of Georgia, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.7 Copy of Ruling Letter, dated August 3, 1990 to Waste Conversion Systems, Inc. from Internal Revenue Service (incorporated by reference to Exhibit 10.15 to Registrant's 10-K Report for the fiscal year ended September 30, 1990).

         Exhibit No.       Description

         10.8 Joint Venture Agreement, dated February 9, 1988 with Keun Yang Co, Ltd. (Korea Distributorship) (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.9 Distributorship Agreement dated September 7, 1988, with Phoenix Oil and Gas Corporation (Australia/New Zealand Distributorship) (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.10 Exclusive Distributorship Agreement, dated December 16, 1991, with Yamako Corporation (Japan Distributorship) (incorporated by reference to
                           Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.11 Distributorship Agreement, dated July 1, 1989, with CR Waste Conversion Systems, of Canada, Ltd. (Canada Distributorship) (incorporated by reference to
                           Exhibit 10.12 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.12 Distributorship Agreement, dated June 30, 1989, with English Group, Ltd. (United Kingdom Distributorship) (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.13             Waste Conversion Systems, Inc. 1993 Stock Option Plan
                           (incorporated   by   reference  to  Exhibit  10.1  to
                           Registrant's Form 8-K dated February 26, 1993).

         10.14 Manufacturing Agreement, dated March 15, 1989, between Registrant and Nathaniel, Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         Exhibit No.       Description

         10.15 Stock Purchase Agreement between Nathaniel, Ltd. and Stan Abrams and David Hand and secured promissory notes of Stan Abrams and David Hand (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.16 Equipment Purchase Agreement dated July 2, 1993 between Registrant and Yuma County (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.17 Letter Agreement effective May 17, 1993 with Zahav, Inc. (incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.18 Letter Agreement with David Zaidner, effective April 22, 1993 (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.19 Letter Agreement effective April 21, 1993 with KF Chemical Co., Ltd. (incorporated by reference to
                           Exhibit 10.24 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.20 Letter Agreement effective May 21, 1993 with 840870 Ontario Limited (incorporated by reference to Exhibit
                           10.25 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.21 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's 1993 Form 10-KSB).

         10.22 Certified Resolutions of the November 24, 1993 Board of Directors' Meeting approving and authorizing the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman in exchange for loans to the Company (incorporated by reference to Exhibit 10.24 of Registrant's 1994 Form 10-KSB (33-58972)).

         Exhibit No.       Description

         10.23 Certified Resolutions of the August 31, 1994 Board of Directors' Meeting approving and authorizing the issuance of 150,000 shares of restricted common stock to Jules Nordlicht and 150,000 shares of restricted common stock to Stan Abrams in exchange for loans to the Company (incorporated by reference to Exhibit
                           10.25 of Registrant's 1994 Form 10-KSB (33-58972)).

         10.24 November 24, 1993 Warrant to Purchase up to 50,000 shares of the Company's restricted common stock to Water-Jel Technologies, Inc. and the Company's promissory note for a loan to the Company, together with a letter dated November 24, 1993 reflecting delivery of similar warrants and promissory notes to Sara Leifer, Martin Chopp, and Jeffrey Rubin for loans to the Company (incorporated by reference to
                           Exhibit 10.26 of Registrant's 1994 Form 10-KSB (33-58972)).

         10.25 Minutes of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 1,000,000 shares of the Company's restricted common stock, pursuant to Rule 144, and warrants to purchase 1,000,000 restricted shares of the Company's common stock in exchange for $500,000 in private financing.

         10.26 Certified Resolutions of the October 13, 1994 Board of Directors' Meeting authorizing the issuance of 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees.

         10.27 Certified Resolutions of the November 18, 1994 Board of Directors' Meeting rescinding the authorization and issuance of 70,000 shares of the Company's restricted common stock to Corporate Relations Group and the authorization and issuance of 200,000 shares of the Company's restricted common stock to Yitz Grossman.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          August 15, 2001
                                               WASTE CONVERSION SYSTEMS, INC


                                               BY: /s/ Glenna Price
                                                       Glenna Price, Secretary

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                           Date


         /s/ Gregory Johnson     President, Chief Executive      August 14, 2001
         Gregory Johnson         Officer and Director



         /s/ Robert Heidmann     Vice President and              August 14, 2001
         Robert Heidmann         Director


         /s/ Glenna Price        Secretary/Treasurer, Chief      August 15, 2001
         Glenna Price            Financial Officer and
                                 Director

                         WASTE CONVERSION SYSTEMS, INC.

                              Financial Statements
                                       and
                          Independent Auditors' Report

                               September 30, 1995

                                                                          BAILEY
                                                            SAETVEIT & CO., P.C.
                                                    Certified Public Accountants



                          Independent Auditors' Report
                          ----------------------------


Board of Directors
Waste Conversion Systems, Inc.
St. Paul, Minnesota


We were engaged to audit the accompanying consolidated balance sheet of Waste Conversion Systems, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, capital deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management.

We were unable to perform sufficient audit procedures to substantiate the accuracy of amounts reported because the Company lacked historical records that we could rely on to verify balances reported. We were unable to satisfy ourselves about the historical costs and values of reported assets, the amounts of reported liabilities and the amounts of reported income and expenses for the years then ended, by means of other auditing procedures.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements may not include all adjustments that might result from the outcome of this uncertainty.




/s/ Bailey Saetveit & Co., P.C.
-------------------------------
Bailey Saetveit & Co., P.C.


July 26, 2001


      Tower 1, Suite 600 o 12835 East Arapahoe Road o Englewood, CO 80112
     (303) 799-4100 o Fax: (303) 790-8100 o E-mail: cpas@baileysaetveit.com


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 1995

                                     ASSETS
                                     ------
Current assets:
 Inventories                                                             $   183,400
 Other                                                                        24,860
                                                                         -----------

   Total current assets                                                      208,260
                                                                         -----------

Property and equipment                                                         6,000
                                                                         -----------

Other assets:
 Patents, net of accumulated amortization of $282,734                        129,828
 Other                                                                        17,086
                                                                         -----------

   Total other assets                                                        146,914
                                                                         -----------

                                                                         $   361,174
                                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
 Bank overdraft                                                          $       250
 Accounts payable                                                            364,660
 Notes payable                                                             1,063,240
 Stockholders' loans payable                                                 698,751
 Accrued payroll taxes                                                         2,355
 Accrued interest payable                                                    239,283
                                                                         -----------

   Total current liabilities                                               2,368,539
                                                                         -----------
Stockholders' equity (deficit):
 Preferred stock, $1 par value, 500,000 shares authorized, none issued          --
 Common stock, $0.01 par value, 50,000,000 shares authorized,
  6,207,236 shares outstanding                                                62,072
 Additional paid-in capital                                                4,464,711
 Accumulated deficit                                                      (6,534,148)
                                                                         -----------

   Total stockholders' equity (deficit)                                   (2,007,365)
                                                                         -----------

                                                                         $   361,174
                                                                         ===========


                             See accompanying notes.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                      Consolidated Statements of Operations
                 For the Years Ended September 30, 1995 and 1994

                                                           1995           1994
                                                       -----------    -----------

Sales                                                  $      --      $   157,432

Cost of sales                                                 --          139,724
                                                       -----------    -----------

Gross profit                                                  --           17,708

General and administrative expenses                        159,100        630,972
                                                       -----------    -----------

Loss from operations                                      (159,100)      (613,264)
                                                       -----------    -----------

Other income (expense)
 Interest expense                                         (115,852)      (202,967)
 Asset impairment                                           (6,644)      (141,109)
 Deferred offering costs                                      --         (142,800)
                                                       -----------    -----------

                                                          (122,496)      (486,876)
                                                       -----------    -----------

Loss before extraordinary items                           (281,596)    (1,100,140)

Extraordinary item - gain on extinguishment of debt         37,872           --
                                                       -----------    -----------

Net loss                                               $  (243,724)   $(1,100,140)
                                                       ===========    ===========

Earnings per share:
 Loss before extraordinary items                       $     (0.05)   $     (0.25)

 Net loss                                              $     (0.04)   $     (0.25)

Weighted average number of common shares outstanding     5,800,600      4,367,892


                            See accompanying notes.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                   Consolidated Statements of Capital Deficit
                 For the Years Ended September 30, 1995 and 1994

                                                                          Additional                      Total
                                                    Common Stock           Paid-In                       Capital
                                                Shares        Amount       Capital        Deficit        Deficit
                                             -----------   -----------   -----------    -----------    -----------

Balance, October 1, 1993 as previously
 reported                                      4,257,236   $    42,572   $ 4,377,930    $(5,190,284)   $  (769,782)
Adjustment for reversal of shareholders
 and officers liabilities contributed
 to capital (note 7)                                --            --        (467,969)          --         (467,969)
                                             -----------   -----------   -----------    -----------    -----------

Balance, September 30, 1993, as restated       4,257,236        42,572     3,909,961     (5,190,284)    (1,237,751)

Issuance of common stock for loan
 consideration                                   400,000         4,000          --             --            4,000
Net loss                                            --            --            --       (1,100,140)    (1,100,140)
                                             -----------   -----------   -----------    -----------    -----------

Balance, October 1, 1994                     $ 4,657,236   $    46,572   $ 3,909,961    $(6,290,424)   $(2,333,891)

Sale of common stock and warrants              1,275,000        12,750       554,750           --          567,500
Issuance of common stock for WCS Nuco Corp
 as compensation                                 175,000         1,750          --             --            1,750
Issuance of common stock                         100,000         1,000          --             --            1,000
Net Loss                                            --            --            --         (243,724)      (243,724)
                                             -----------   -----------   -----------    -----------    -----------

Balance, September 30, 1995                  $ 6,207,236   $    62,072   $ 4,464,711    $(6,534,148)   $(2,007,365)
                                             ===========   ===========   ===========    ===========    ===========




                             See accompanying notes.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 1995 and 1994

                                                                                1995           1994
                                                                            -----------    -----------
Operating activities:
  Net loss                                                                  $  (243,724)   $(1,100,140)
  Adjustments to reconcile net loss to cash used by operating activities:
    Loan fees                                                                      --            4,000
    Asset impairment                                                              6,644        141,109
    Depreciation and amortization                                                46,730         73,154
    Decrease in deferred revenue                                                   --         (139,724)
    Write-off of deferred offering costs                                       (150,000)       217,800
    Stock issuance for services                                                   1,000           --
    Net change in assets and liabilities:
      Receivables                                                                  --           23,276
      Inventories                                                              (133,400)      (134,803)
      Equipment held under sales contract                                          --          139,724
      Other current assets                                                      (14,661)       (10,199)
      Other assets                                                               (1,863)        17,728
      Accounts payable                                                           33,323         73,125
      Accrued expenses                                                          (36,344)       227,674
                                                                            -----------    -----------

        Net cash used by operating activities                                  (492,295)      (467,276)
                                                                            -----------    -----------

Investing activities:
  Officer receivables                                                              --          (24,917)
  Purchase of equipment                                                         (17,355)          --
                                                                            -----------    -----------

        Net cash used by investing activities                                   (17,355)       (24,917)
                                                                            -----------    -----------

Financing activities:
  Proceeds from issuance of notes payable                                          --          331,000
  Cash advances from stockholders                                                 7,600        166,375
  Proceeds from issuance of common stock                                        567,500           --
  Debt issue costs                                                                 --           (5,300)
  Principal payments on notes payable                                            (6,000)          --
  Principal payments on stockholder loans                                       (58,192)          --
  Principal payments under capital lease obligations                             (1,677)          --
                                                                            -----------    -----------

        Net cash provided by investing activities                               509,231        492,075
                                                                            -----------    -----------

Net decrease in cash                                                               (419)          (118)

Cash, beginning of period                                                           169            287
                                                                            -----------    -----------

Cash (bank overdraft), end of period                                        $      (250)   $       169
                                                                            ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                $     8,970    $     7,915
    Income taxes                                                            $      --      $      --
  Non-cash transactions:
     Deferred offering costs acquired for notes payable                     $      --      $   150,000
     Acquisition of WCS Nuco Corp for stock                                 $     1,750    $      --
     Common stock issued for services                                       $     1,000    $      --
     Extraordinary item - gain on extinguishment of debt                    $    37,872    $      --



                             See accompanying notes.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                          Notes to Financial Statements
                               September 30, 1995

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

         During the third quarter of fiscal 1995, the Company gave up its office space and two of the officers operated the Company on a part-time basis out of their homes.

         Principals of Consolidation

         The  consolidated  financial  statements  include the accounts of Waste
         Conversion   Systems,   Inc.   and  its   subsidiaries.   All  material
         intercompany accounts and transactions are eliminated.

         Inventories

         Inventories consist primarily of equipment installed on Yuma County project. Inventory has been valued at net realizable value.

         Property and Equipment and Related Depreciation

         Property  and   equipment  are  recorded  at  net   realizable   value.
         Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                                             Years
                                                        --------------

               Demonstration equipment                          5
               Marketing equipment                              5
               Office furniture and equipment                   7
               Computer equipment                               7

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1995


1.       Significant Accounting Policies (continued)

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

         Revenue Recognition

         Product Sales
         -------------

         Revenues from thermal burner systems sales are recognized upon completion of installation and final acceptance by the buyer, as defined in the respective sales agreement unless there are significant contingencies.

         Distributor Fees
         ----------------

         Fees received in connection with the sale of exclusive thermal burner distributorships are recorded as income when all material services or conditions relating to the fees have been substantially satisfied by the Company, as specified by the respective agreements.

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal years ended September 30, 1995 and 1994 to be capitalized and deferred to future periods. Total advertising expense for the fiscal years ended September 30, 1995 and 1994 was approximately $5,500 and $900, respectively.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1995

1.       Significant Accounting Policies (continued)

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

         Property and equipment have been written down to net realizable value.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1995

1.       Significant Accounting Policies (continued)

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

         The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2000. The Statement will become effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to the Company's results of operations and financial position.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. There was no initial impact of this interpretation on the Company's results of operations and financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on the Company's results of operations and financial position was not material.

2.       Property and Equipment

         Due to the financial condition and going concern of the Company, property and equipment was written down to a net realizable value of $6,000 at September 30, 1995 and 1994.

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

         During fiscal 1991, the Company finalized the installation of a thermal burner system for a nonaffiliated company. The manufacture and installation of the equipment under the contract resulted in a loss of $80,897 that was recognized in the fiscal 1990 consolidated statement of loss. The sales contract included guaranteed cost savings over a specific period of time. The contract allows the purchaser a refund of the sales price up to the amount of the specified cost savings not achieved. The sales revenue and related remaining cost of sales are being recognized over the period in which the cost savings is achieved and as the right of refund expires. The balance of deferred revenues and related costs of sales in the amount of $139,724 were recognized in fiscal 1994.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1995

4.       Extraordinary Item

         The extraordinary item of $37,872 ($.01 per share) represents the write off of accounts payable which will not be paid due to the Company's agreements with trade creditors.

5.       Related Party Transactions

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

         Stockholders' Loans

         Stockholders' loans consisted of the following at September 30, 1995:

           Prime + 1% demand note*                        $  100,000

           Non-interest bearing demand note                   15,000

           Advances from Nathaniel**                         518,548

           Advances from stockholder                          65,203
                                                          ----------

                                                          $  698,751
                                                          ==========

         * The prime + 1% notes totaled $258,449, were reduced by a total of $158,499 (plus accrued interest) in February 1993 in exchange for the issuance of 266,974 shares of common stock and the issuance of an option to purchase 222,500 shares at $2.00 per share, expiring in ten years. $55,000 of the revised demand note bears interest at 7%, with the remaining $45,000 at 6.5%.

         ** During January 1993, Nathaniel agreed to contribute net advances that amounted to $467,969 to capital, which was based on the Company obtaining additional financing. Subsequent to the issuance of the September 30, 1993 financial statements, the financing never occurred and so the amount was not contributed to capital (note 7). Also see note 6 for additional related party transactions.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1995

6.       Notes Payable

         Notes payable at September 30, 1995 consist of:

           Notes due December 31, 1993 from sale of
            securities units*                                  $   880,000

           10% unsecured loan for past due rent**                   58,240

           Unsecured loans, due on demand                          125,000
                                                               -----------

                                                               $ 1,063,240
                                                               ===========

         * In fiscal 1993, the Company received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000, in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, expiring in December 1995. None of these warrants had been exercised as of September 30, 1995. The Company was in default on these loans at September 30, 1995.

         ** The Company is negotiating with the landlord for the settlement or restructuring of the past due unsecured loan. A judgment was entered by the landlord against the Company in April 1995 in the amount of $73,436, plus interest at 18%.

7.       Capital Stock

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

         In November 1993, 100,000 shares of stock were issued to an unrelated party as additional consideration for $250,000 in loans and the stock was valued at $.01 per share. In August 1994, Stan Abrams (president) and Jules Nordich were each issued 150,000 shares of stock as additional consideration for $235,000 in loans and the stock was valued at $.01 per share.

         On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock, and 300,000 shares of the Company's restricted common stock in exchange for $500,000 in private financing. In addition, the Board of Directors authorized the issuance of 100,000 shares of the Company's restricted common stock for services rendered which were valued at $.01 per share. The Board also authorized a five-year warrant to purchase 100,000 shares of the Company's restricted common stock to private investors for services performed in negotiating the private financing. As of September 30, 1995, none of these warrants had been exercised.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1995

7.       Capital Stock (continued)

         In December 1994, the Company issued 175,000 shares of restricted common stock in acquisition of the remaining 50% interest in WCS Nuco Corp. The stock was valued at $0.01 per share at the time of issuances.

         In March of 1995, the Company sold an additional 275,000 shares of the Company's restricted common stock to two private investors for $.50 and $.15 per share.

         The Company accounts for non-employee stock options and warrants under SFAS 123, whereby option and warrant costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement.

         The stock options and warrants were granted under financing agreements with no stated value. The Company incurred and accrued no material expense under these options and warrant.

8.       Prior Period Adjustment

         Certain adjustments, affecting previously reported liabilities and equity, were corrected during fiscal 1994 resulting in the following changes to additional paid-in capital as of October 1, 1993:

           Additional paid-in capital as previously reported        $ 4,377,930

           Adjustment for reversal of shareholders and officers
             liabilities contributed to capital                        (469,969)
                                                                    -----------

           Additional paid-in capital, as adjusted                  $ 3,909,961
                                                                    ===========

9.       Available Carryforwards

         The Company has, for income tax purposes, approximately $6,083,000 in net operating loss carryforwards at September 30, 1995, available to offset future years' taxable income and expiring in varying amounts through the year 2009. A deferred tax asset of approximately $2,372,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances.

         The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The net change in fiscal 1995 in total valuation allowance was $79,000.

10.      Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of WCSI with authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares had been issued as of September 30, 1995.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Concluded
                               September 30, 1995


11.      Going Concern

         As reflected in the accompanying financial statements, the Company incurred net losses from operations of $243,724 and $1,100,140 during the fiscal years ended September 30, 1995 and 1994, respectively. At September 30, 1995, the Company's current liabilities of $2,368,539 substantially exceeded its current assets of $208,260 and it has a capital deficit of $2,007,365. The Company is also in default of various note payable agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities. The Company may also attempt to negotiate some or all of its liabilities.

12.      Commitments and Contingencies

         Operating Leases

         The Company leases its facilities under operating leases. Rental expense for operating leases was approximately $19,000 and $45,000 for fiscal 1995 and 1994, respectively. The Company terminated the lease and vacated the property in the third quarter of 1995.

         Litigation

         The Company is engaged in various legal actions arising from its business operations. In addition to approximately $87,000 in unpaid judgments against the Company, the Company is involved in collection proceedings brought by a number of its trade creditors, as well as legal proceedings from one of it's note holders for approximately $133,000 in principal, interest and costs. Management believes that the ultimate outcome of these actions will have a material adverse effect on the Company's financial position but the amounts cannot be determined at this time.

         Payroll Taxes

         Prior to and during fiscal 1995 the Company advanced money to officers and directors against their accrued and unpaid wages. These sums were not repaid and have been offset against the liability for accrued and unpaid wages. No payroll tax returns were filed to report these sums and related payroll taxes. Management believes that the liability is unlikely to be assessed and if assessed they believe the liability could be defended.