Form 10KSB
period 1996-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-17
CIK 806171

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 1996

                        Commission File Number: 33-58972
--------------------------------------------------------------------------------

                         WASTE CONVERSION SYSTEMS, INC.

        Nevada                                             22-2800078
(State of Incorporation)                    (I.R.S. Employer Identification NO.)

                  4871 Mesa Drive, Castle Rock, Colorado 80104
                      (Current Principal Executive Offices)

              14005 South Freemont Ave., Englewood, Colorado 80112
                           (Former Principal Offices)

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

Page 1 of 23 Pages. Exhibits are indexed on page 18.

     State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 1996, 6,207,236 shares of Common Stock, $.01 par value.

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

Transitional Small Business Disclosure Format (Check One).  Yes    No X
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

                                     PART I

Item 1.  Description of Business:
         -----------------------

         Business Development. Waste Conversion Systems, Inc. ("Company") is a Nevada corporation organized in October 1986. In June 1987, the Company acquired a 75% interest in two patents covering Thermal Combustor technology from Stan Abrams and David Hand, two of its present officers and directors, and a former officer and director. The remaining interest in these patents is held by a nonaffiliated person who is not entitled to receive any royalty or other compensation as a result of the Company's activities with the Thermal Combustor. In January 1993, a new patent on the Thermal Combustor technology was issued to Messrs. Abrams and Hand and assigned by them to the Company. A further patent application, also assigned to the Company, directed to the traveling gate construction of the Thermal Combustor, has been allowed by the United States Patent and Trademark Office and will be issued as a patent in due course. The Company believes the new patents, which are 100% owned by the Company, so improved the technology that it is substantially different from the technology covered by the initial patents. All of these patents were assigned to Nathaniel, Ltd. ("Nathaniel'). In exchange for all of the debt owed by the Company to Nathaniel. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The Company was engaged in the marketing and sale of Thermal Combustor Systems that use utilize industrial and agricultural waste products as a fuel source instead of fossil fuel to produce steam that generates electricity, air conditioning or heat. The Company also marketed fuel supply contracts referred to as BTU Programs whereby the Company retrofitted an existing boiler with a Thermal Combustor System at the Company's expense and contracted to supply an alternative source of fuel over a specified term. Under the BTU Program, the Company anticipated receiving revenues from fuel supply contracts determined by energy savings achieved by the customer.

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

         During fiscal years 1995 and 1996, the Company did not sell any Thermal Combustors. The Company did not receive any revenue during those fiscal years from the BTU Program. The Company essentially ceased operations in August 1996.

         A stockholder of the Company, Nathaniel, provided a substantial portion of the Company's debt financing. The debt owed to Nathaniel by the Company totaled $518,548 as of September 30, 1996. In September 1996, Nathaniel chose to exchange its debt for the existing patents. The Board of Directors approved the exchange of that debt for the patents as of September 30, 1996.

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

         The Company did not engage in any substantial marketing activities during fiscal 1995 because it lacked the funds. The Company did not sell any Thermal Combustor Systems in fiscal years 1994 or 1995, and in fiscal 1996, the Company essentially ceased operations. The Company has sold a total of 23 Thermal Combustor Systems in the United States and 6 Systems, through Nathaniel, to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

         On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a Thermal Combustor and ancillary equipment. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract. The Company received the requisite air quality permit from the State of Colorado on November 8, 1993. The Company arranged for interim financing that consisted of an agreement to issue 150,000 restricted common shares to two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. The county completed its building in the spring of 1995. The Company's construction began in the summer of 1995 and continued throughout 1995.

         In May 1996, the Company had started its final phase of testing when the county stopped the testing. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could no longer realize a profit on this contract, the Company elected to turn the project over to the project's creditors rather than continue with the arbitration. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment. This project has adversely affected the Company's financial condition, and the Company has essentially stopped operations.

         Distributorships. The Company granted two distributorships for the marketing of the Thermal Combustors: (1) Waste Conversion Systems of New York, Inc. for New York and New Jersey, and (2) Waste Conversion Systems of Georgia, Inc. for Georgia. Neither of these distributorships sold any Thermal Combustors in fiscal years 1995 or 1996.

         Nathaniel and the Company granted three distributorships for marketing the Thermal Combustor: (1) CR Waste Conversion Systems of Canada, Ltd. in Canada; (2) Waste Conversion Systems of Australia/New Zealand in Australia and New Zealand; (3) and Waste Conversion Systems - Korea, Ltd. (a joint venture between the Company and Keun Yang Co. Ltd.) in Korea and other areas mutually agreeable to the Company and Keun Yang Co. Ltd. None of these distributorships sold any Thermal Combustors in fiscal years 1995 or 1996.

         Nathaniel, a holder of the nonexclusive marketing rights to the Thermal Combustor outside the United States granted two marketing distributorships: (1) Waste Conversion Systems of the United Kingdom, and (2) Waste Conversion Systems of Japan. Neither of these distributorships sold any Thermal Combustors in fiscal years 1995 or 1996.

         A majority of the Thermal Combustor total sales have been generated directly by the Company's efforts. While Management believed that the loss of any particular distributor would not have a material adverse impact on the Company's operations, the failure of all of the distributorships to make any sales during fiscal years 1995 and 1996 have materially affected the operations and the financial condition of the Company.

         Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. As of September 30, 1996, the Company does not have a backlog.

         Government  Regulation.  The  United  States  Environmental  Protection
Agency ("EPA") provides emission standards and enforcement for thermal processing/incineration devices that are larger than the Thermal Combustor. It has delegated the enforcement of emissions for smaller units such as the Thermal Combustor to the states. The emissions standards established by the EPA and the individual states are applicable for specific regions. The Company is not aware of any region in the United States where it cannot meet the current standards.

         The installation of a Thermal Combustor System requires a construction permit and an air quality permit. Depending upon a particular state's requirements, these permits are issued either by the state, the county and/or municipality. The procedure involves the Company applying for an initial air quality permit. When compliance with the regulatory agency's air quality standards is demonstrated through independent testing, a permit is issued. Thereafter, annual or semi-annual independent tests may be required to assure compliance with the permit's specifications and ongoing air quality regulations. To date, the Company has encountered no difficulty in obtaining the necessary air permits for the Systems it has sold or that were under contract. Additional equipment is added as needed in order to pass the various environmental tests.

         The Company believes that the Thermal Combustor design concept and geometry should allow the equipment to keep pace with any tightening of emission standards because the System's performance has been below existing standards. The Company also believes that the Thermal Combustor's geometry flexibility would allow the time at temperature requirement to be increased as long as space is available for the System. If space is not available at an installation where emission limitations are tightened in the future, and no grandfather clause applies, the System could be modified to allow the necessary time at temperature relationship.

         Competition. The alternative fuel industry is a rapidly changing field of technology. The Company recognized that to be competitive it needed to pursue courses of action designed to further expand the application and utilization of the Thermal Combustor. While the Company's management believed that the compactness, flexibility of multi-fuel capability and pricing of its Thermal Combustor provided the Company with a favorable position in the market, the Company lacks sufficient financial resources to effectively compete in that market. The Company's competition can be expected to have financial and marketing resources far greater than those available to the Company.

         Employees. The Company had two full-time employees, including its officers and directors, until the end of the fourth quarter, at which time the Company essentially stopped operations. The Company utilized the services of various independent technical consultants and the engineering staff of GBC, Inc. until the end of the fourth quarter, at which time the Company essentially stopped operations.

         Research and Development The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

Item 2.  Properties:
         ----------

         Description of Properties. The Company did not maintain any offices in 1996.

Item 3.  Legal Proceedings:
         -----------------

         The State of Colorado's tax liens, which were filed in 1994 and 1995, in the total amount of $2,355 plus penalties and interest, are outstanding.

         A Complaint dated September 15, 1995 was filed in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y Queens County Index No. 95-007520) alleging that the Company failed to make payments on a promissory note and requesting judgment in the amount of $133,420.60 plus attorneys fees, costs, and disbursements.

         The 1994 judgment against the Company in Sigma Prime  Properties,  Inc.
v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and is currently in the amount of approximately $7,381.94, including post-judgment interest.

         The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010) now totals approximately $93,933.53, including post-judgment interest, remains unpaid.

         On August 15, 1996, judgment was entered against the Company in Iron Mountain Industries, Inc. v. Waste Conversion Systems, Inc. (Denver County Court File No. 96 P 85333) in the amount of $6, 463.35, plus post-judgment interest at a rate of 8% per year.

          The Company is also involved in collection proceedings brought by some of its trade creditors.

         These  proceedings,   individually  and  cumulatively,  have  adversely
affected the operations and financial condition of the Company. The Company essentially stopped all operations in August 1996.

Item 4.  Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 1996 to a vote of its security holders, through the solicitation of proxies or otherwise.

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

         The range of high and low bid and asked quotations for the Company's common stock for fiscal years 1995 and 1996 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

         A range of high and low quotations for the Company's common stock for part of the second quarter and the remainder of fiscal year 1995 and for fiscal year 1996 is listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the common stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                     1995                         1996
                               Low          High            Low          High
                               ---          ----            ---          ----

     First Quarter             Unknown      Unknown         $0.125       $0.469
     Second Quarter*           $0.375       $0.500          $0.031       $0.125
     Third Quarter             $0.125       $0.750          $0.031       $0.150
     Fourth Quarter            $0.031       $0.281          $0.047       $0.063

*1/12/95 through 3/31/95 only in second quarter fiscal year 1995.

         During the second quarter of fiscal 1993, the Company and a third party agent, Target Inc. negotiated settlement agreements with several private lenders to settle and satisfy $339,363 in principal and interest of Company indebtedness and to terminate an option to purchase 500,000 shares of the Company's common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1996, none of these options had been exercised.

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

         Additionally, during the fourth quarter of fiscal 1993, the Company sold 45,000 shares of its restricted common stock plus warrants to purchase an additional 35,000 shares at $2.00 per share exercisable through December 31, 1995 for a total of $75,000. These warrants expired, without being exercised, on December 31, 1995.

         In January and February 1993, the Company received $600,000 from the sale of twenty-four units of its securities to fifteen accredited investors. The Company paid fees and expenses of $65,000 to the Representative for its services in arranging this financing. Each unit is comprised of an 8.5%, $25,000 note and a warrant to purchase 12,500 shares of restricted common stock at $2.00 per share through December 31, 1995. Between June and September 1993, the Company received $80,000 from sales of two units of its securities. One unit is comprised of an 8.5%, $30,000 note and a warrant to purchase 15,000 restricted shares at $2.00 per share through December 31, 1995, and one unit is comprised of an 8.5% $50,000 note and a warrant to purchase 25,000 restricted shares at $2.00 per share through December 31, 1995. All notes were anticipated to be repaid out of the proceeds contemplated from a public offering of the Company's securities. The public offering did not occur. The notes were due and payable as of December 31, 1993. Although most of the notes were expressly extended, by mutual agreement, to April 1, 1994, none of the notes have been paid and all of the notes were in default as of April 1, 1994. These warrants expired, without being exercised, on December 31, 1995.

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

         In consideration of loans in the total amount of $250,000, evidenced by the Company's promissory note, the Board of Directors authorized, in November 1993, the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman, pursuant to Rule 144, together with warrants to purchase a total of 200,000 shares of the Company's restricted common stock exercisable at the price of $2.00 per share. The notes were to be paid out of an anticipated public offering. The anticipated public offering did not occur, and the warrants expired on December 31, 1995 without being exercised.

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

         On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, and a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock to David Zaidner and 300,000 shares of the Company's restricted common stock to G. Kastl in exchange for $500,000 in private financing. The Board also authorized the issuance, pursuant to Rule 144, of 100,000 shares of the Company's restricted common stock and a five-year warrant to purchase 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees for Mr. Eisenstat's services in negotiating the private financing. As of September 30, 1996, none of these warrants have been exercised.

         In March 1995, the Company sold, pursuant to Rule 144, 200,000 shares of the Company's restricted common stock to a private investor for $.50 per share and another 75,000 shares of restricted common stock to another private investor for $.15 per share.

         At September 30, 1996 there were 285 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6.  Management's Discussion and Analysis or Plan of Operation:
         ---------------------------------------------------------

         Plan of Operation. The Company has had no revenues for the last two fiscal years. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy its cash needs. The Company ceased operations in August 1996.

         Liquidity and Capital Resources. As of September 30, 1996, the Company's working capital deficit positions declined by $469,789 over that of September 30, 1995 primarily as a result of decreases notes payable and the write off of the patents in an exchange with Nathaniel Ltd. in the amount of $518,548. Cash used in operating activities was $250 in 1996 and $492,295 in 1995. Financing activities generated $0 in fiscal years 1996 and $509,231 in 1995. During 1995 the Company generated capital through private financing in the amount of $500,000 in exchange for 1,000,000 shares of the Company's restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock.

         On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a 250 horsepower Thermal Combustor and ancillary equipment. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract is in place. The Company received the requisite air quality permit from the State of Colorado for this project on November 8, 1993. The Company arranged for interim financing for this project. The Company agreed to issue 150,000 restricted common shares to each of two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. The county completed its building in spring of 1995 and construction began in earnest in the summer of 1995 and continued throughout 1995. Subsequently, in May of 1996 the Company started its final phase of testing and the county brought the testing to a halt. The county stopped the final testing, and the Company and the county entered binding arbitration in August of 1996. In August, the Company elected to turn the project over to the creditors, as there was nothing the Company could gain by remaining in the project. The county and the creditors came to an agreement which the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment. At this time the creditors are still owed over $200,000 and they may be still attempting to sell the used equipment.

         Results of Operations for the Year Ended September 30, 1996 and 1995. During the years ended September 30, 1996 and 1995, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program, because the Company lacked the funds necessary to visit prospective sites and to bring contracts to fruition. There were no revenues in 1996 or 1995.

         There were $33,444 in selling, general and administrative expenses for the year ended September 30, 1996 and $159,100 in fiscal year 1995. Interest expense was $129,396 in 1996, compared to $115,852 in 1995.

         During the year ended September 30, 1996, the Company's net loss was $97,548 a decrease of $146,176 from the 1995 loss of $243,724. The change was the net effect or reduction in selling, general and administrative as well as closing down the office as the two remaining employees began working from their perspective homes. In addition the Company wrote off $13,936 in accounts payable, along with the loss of escrow deposits and investment in a limited partnership in the amount of $50,728.

         1995 Compared to 1994. Total revenues recognized in 1995 were $0 compared to $157,432 in 1994. The revenues in 1994 resulted from the recognition of deferred revenue from the Cox Enterprises, Inc. installation. There were no other sales in either 1995 or 1994.

         Selling, general and administrative expenses decreased by 74.8% to $159,100 in 1995 compared to $630,972 in 1994. The decrease resulted from the reduction of operating expenses in all areas primarily as a result of the Company's limited resources.

         The 1995 loss of ($243,724) was $856,416 less than the 1994 loss of ($1,100,140). The loss was significantly decreased because the Company began to shut down operations.

         The Company maintains no off-balance sheet financial arrangements. Additionally, there are no significant commitments for capital expenditures.

         Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.

         Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 1996 and 1995.

Item 7.  Financial Statements:

         See pages F-1 through F-12 for this information.

         Index to Consolidated  Financial  Statements Waste Conversion  Systems,
Inc.

         Financial Statements:                              Page
         ---------------------                              ----

         Independent Auditors' Report                        F-1
         Consolidated Balance Sheet                          F-2
         Consolidated Statement of Operations                F-3
         Consolidated Statement of Capital Deficit           F-4
         Consolidated Statement of Cash Flows                F-5
         Notes to Financial Statements                       F-6

         Schedules to the financial statements are omitted because the required information is inapplicable or presented in the financial statements or related notes.

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosures:
         ---------------------

         Bailey Saetveit & Co. P.C. was unable to express an audit opinion on the Company's financial statements for fiscal year 1995. Because the Company lacked sufficient historical records, the scope of the auditor's work was not sufficient to enable them to render an opinion for fiscal year 1995. They did state that the Company suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company agreed with that statement.

         In 1996, the auditors again stated that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company agrees with that statement.

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


         Name                  Age     Position                   Director Since

         Stan Abrams           57      President                       6/87
                                       Chief Executive Officer
                                       Director

         James C. Woodley      49      Secretary/Treasurer             9/92
                                       Chief Financial Officer
                                       Director

         David J. Hand         52      Vice President                  6/87
                                       Director

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

Item 10. Executive Compensation:

         No executive officer received a salary (paid or accrued) or bonus during fiscal year 1996 and no executive officer received a salary (paid or accrued) that exceeded $100,000 in fiscal year 1995.(1) The total salary for all executive officers was $70,498.60 in fiscal year 1995. No executive officer has had any form of long-term compensation arrangement with the Company during fiscal years 1993 through 1996.(2)

         (1) At December 31,  1992,  1991 and 1990,  the Company owed  $341,458,
$119,325 and $137,059, respectively, in accrued salaries to its officers and to a former officer. In January 1993, all of these individuals waived all accrued salary and reimbursable expenses then owed to them by the Company. See "Certain Relationships and Related Transactions."

         (2) No health insurance, retirement, pension, profit sharing or similar program is currently in effect.

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

         The Board did not grant any incentive stock options during fiscal year 1996.

         A nonqualified option purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options was exercised as of September 30, 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management:
         --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners:

         The following table sets forth information as of September 30, 1996 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated.

         Name and Address               Amount and Nature
         of Beneficial                  of Beneficial              Percent
         Owner                          Ownership (l)              of Class

         840870 Ontario Limited              375,000                   5.64
         2828 Bathurst St.
         Suite 603
         Toronto, Ontario M6B 3A7

         Nathaniel Ltd.                    1,015,274(2)               16.84
         P.O. Box 69
         Castle Rock CO 80104

         David Zaidner                     1,772,658(3)               28.56
         Gartenstrasse 33
         Post Fach 6016
         8023 Zurich
         Switzerland

         (1) Beneficial ownership results from the possession of sole or shared voting or investment power with respect to the shares.

         (2) Includes a presently exercisable option to purchase 520,000 shares of the Company's common stock.

         (3) Includes the present right to exercise a warrant to purchase 1,000,000 shares of the Company's common stock.

         (b) Security Ownership of Management:
             --------------------------------

         The following table sets forth information as of November 15, 1993 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

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

         Messrs. Abrams and Hand each purchased 290,000 of shares from Nathaniel, Ltd. in February 1993 pursuant to full recourse promissory notes secured by deeds of trust on their personal residences and the shares being purchased. See "Certain Relationships and Related Transactions." In the spring of 1994, this agreement was rescinded, the 580,000 shares of stock were returned to Nathaniel, and the promissory notes were cancelled. Neither individual paid any interest on the notes.

Item 12. Certain Relationships and Related Transactions:
         ----------------------------------------------

         During the second quarter of fiscal 1993, the Company and a third party agent, Target Inc. negotiated settlement agreements with several private lenders to settle and satisfy $339,363 in principal and interest of Company indebtedness and to terminate an option to purchase 500,000 shares of the Company's common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1996, none of these options had been exercised.

         On February 19, 1993 the Company's Board of Directors authorized the issuance of 131,236 shares of the Company's restricted common stock to Stan Abrams and David Hand in consideration for the assignment of certain patent rights. Nathaniel, Ltd. ("Nathaniel"), a principal stockholder, has advanced the Company a total of $905,344 since 1987 to fund operations. In fiscal 1991, the Company received an advance of $439,500 from Nathaniel and a further advance of $222,444 during fiscal 1992. As of September 30, 1996, Nathaniel exchanged the debt of $518,548 owed by the Company for the Company's existing patents. The Board of Directors met and agreed to this exchange of debt for the patents. Nathaniel is owned by Jack Williams, Shirley Williams and Judy Gardner who are also its directors and executive officers.

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

         Additionally, during the fourth quarter of fiscal 1993, the Company sold 45,000 shares of its restricted common stock plus warrants to purchase an additional 35,000 shares at $2.00 per share exercisable through December 31, 1995 for a total of $75,000. These warrants expired without being exercised on December 31, 1995.

         In January and February 1993, the Company received $600,000 from the sale of twenty-four units of its securities to fifteen accredited investors. The Company paid fees and expenses of $65,000 to the Representative for its services in arranging this financing. Each unit is comprised of an 8.5%, $25,000 note and a warrant to purchase 12,500 shares of restricted common stock at $2.00 per share through December 31, 1995. Between June and September 1993, the Company received $80,000 from sales of two units of its securities. One unit is comprised of an 8.5%, $30,000 note and a warrant to purchase 15,000 restricted shares at $2.00 per share through December 31, 1995, and one unit is comprised of an 8.5% $50,000 note and a warrant to purchase 25,000 restricted shares at $2.00 per share through December 31, 1995. All notes were anticipated to be repaid out of the proceeds contemplated from a public offering of the Company's securities. The public offering did not occur. The notes were due and payable as of December 31, 1993. Although most of the notes were expressly extended, by mutual agreement, to April 1, 1994, none of the notes have been paid and all of the notes were in default as of April 1, 1994. The warrants expired on December 31, 1995 without being exercised.

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

         In consideration of loans in the total amount of $250,000, evidenced by the Company's promissory note, the Board of Directors authorized, in November 1993, the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman, pursuant to Rule 144, together with warrants to purchase a total of 200,000 shares of the Company's restricted common stock exercisable at the price of $2.00 per share. The notes were to be paid out of an anticipated public offering. The anticipated public offering did not occur, and the warrants expired without being exercised on December 31, 1995.

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

         Stan Abrams and David Hand each purchased 290,000 shares of the Company's common stock from Nathaniel for $435,000 pursuant to promissory notes. Each note is secured by a deed of trust on the personal residence of the debtor and by the shares being purchased. Each note, which bears interest at 6% per annum, is payable interest only on May 15, 1994, with the principal and accrued interest due and payable on May 15, 1995. In the spring of 1994, this agreement was rescinded, the 580,000 shares of stock were returned to Nathaniel, and the promissory notes were cancelled. No interest was collected from either of the individuals.

Item 13. Exhibits and Reports on Form 8-K:
         --------------------------------

         (a) Exhibits. The exhibits filed herewith or which are incorporated herein by reference to previous filings are set forth below under "INDEX TO EXHIBITS"

         (b) Reports on Form 8-K. Files during the last quarter of the period covered by this report: None

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

         Exhibit No.       Description

         10.2 Equipment Lease Agreement between the Company and Colorado National Leasing, Inc. (incorporated by reference to Exhibit 10.8 of Registrant's 10-K Report for the fiscal year ended September 30, 1988).

         10.3 Equipment lease assumption between the Company and A&D Holding, Inc. (incorporated by reference to
                           Exhibit 10.10 of Registrant's 10-K Report for the fiscal year ended September 30, 1988).

         10.4 Distributorship Agreement dated November 2, 1988 between Registrant and Waste Conversion Systems of New York, Inc. (New Jersey Distributorship) (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.5 Distributorship Agreement dated October 4, 1988 between Registrant and Research Funding, Inc. d/b/a Waste Conversion Systems of Georgia, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.6 Copy of Ruling Letter, dated August 3, 1990 to Waste Conversion Systems, Inc. from Internal Revenue Service (incorporated by reference to Exhibit 10.15 to Registrant's 10-K Report for the fiscal year ended September 30, 1990).

         10.7 Joint Venture Agreement, dated February 9, 1988 with Keun Yang Co, Ltd. (Korea Distributorship) (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.8 Distributorship Agreement dated September 7, 1988, with Phoenix Oil and Gas Corporation (Australia/New Zealand Distributorship) (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         Exhibit No.       Description

         10.9 Exclusive Distributorship Agreement, dated December 16, 1991, with Yamako Corporation (Japan Distributorship) (incorporated by reference to
                           Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.10 Distributorship Agreement, dated July 1, 1989, with CR Waste Conversion Systems, of Canada, Ltd. (Canada Distributorship) (incorporated by reference to
                           Exhibit 10.12 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.11 Distributorship Agreement, dated June 30, 1989, with English Group, Ltd. (United Kingdom Distributorship) (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.12             Waste Conversion Systems, Inc. 1993 Stock Option Plan
                           (incorporated   by   reference  to  Exhibit  10.1  to
                           Registrant's Form 8-K dated February 26, 1993).

         10.13 Manufacturing Agreement, dated March 15, 1989, between Registrant and Nathaniel, Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.14 Stock Purchase Agreement between Nathaniel, Ltd. and Stan Abrams and David Hand and secured promissory notes of Stan Abrams and David Hand (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.15 Equipment Purchase Agreement dated July 2, 1993 between Registrant and Yuma County (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.16 Letter Agreement effective May 17, 1993 with Zahav, Inc. (incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         Exhibit No.       Description

         10.17 Letter Agreement with David Zaidner, effective April 22, 1993 (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.18 Letter Agreement effective April 21, 1993 with KF Chemical Co., Ltd. (incorporated by reference to
                           Exhibit 10.24 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.19 Letter Agreement effective May 21, 1993 with 840870 Ontario Limited (incorporated by reference to Exhibit
                           10.25 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.20 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's 1993 Form 10-KSB).

         10.21 Certified Resolutions of the November 24, 1993 Board of Directors' Meeting approving and authorizing the issuance of 100,000 shares of the Company's restricted common stock to Yitz Grossman in exchange for loans to the Company (incorporated by reference to Exhibit 10.24 of Registrant's 1994 Form 10-KSB (33-58972)).

         10.22 Certified Resolutions of the August 31, 1994 Board of Directors' Meeting approving and authorizing the issuance of 150,000 shares of restricted common stock to Jules Nordlicht and 150,000 shares of restricted common stock to Stan Abrams in exchange for loans to the Company (incorporated by reference to Exhibit
                           10.25 of Registrant's 1994 Form 10-KSB (33-58972)).

         10.23 November 24, 1993 Warrant to Purchase up to 50,000 shares of the Company's restricted common stock to Water-Jel Technologies, Inc. and the Company's promissory note for a loan to the Company, together with a letter dated November 24, 1993 reflecting delivery of similar warrants and promissory notes to Sara Leifer, Martin Chopp, and Jeffrey Rubin for loans to the Company (incorporated by reference to
                           Exhibit 10.26 of Registrant's 1994 Form 10-KSB (33-58972)).

          Exhibit No.                           Description

         10.24 Minutes of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 1,000,000 shares of the Company's restricted common stock, pursuant to Rule 144, and warrants to purchase 1,000,000 restricted shares of the Company's common stock in exchange for $500,000 in private financing (incorporated by reference to Exhibit 10.25 of Registrant's 1995 Form 10-KSB (33-58972)).

         10.25 Certified Resolutions of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees (incorporated by reference to Exhibit 10.26 of Registrant's 1995 Form 10-KSB (33-58972)).

         10.26 Certified Resolutions of the November 18, 1994 Board of Directors' Meeting rescinding the authorization and issuance of 70,000 shares of the Company's restricted common stock to Corporate Relations Group and the authorization and issuance of 200,000 shares of the Company's common stock to Yitz Grossman
                           (incorporated by reference to Exhibit 10.27 of Registrant's 1995 Form 10-KSB (33-58972)).

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

                               September 30, 1996

                                                                 BAILEY
                                                         SAETVEIT & CO., P.C.
                                                    Certified Public Accountants


                          Independent Auditors' Report
                          ----------------------------

Board of Directors
Waste Conversion Systems, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheet of Waste Conversion Systems, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, capital deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as explained in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to perform sufficient audit procedures to substantiate the accuracy of amounts reported for the year ended September 30, 1995 because the Company lacked historical records that we could rely on to verify balances reported. We were unable to satisfy ourselves about the amounts of income and expenses and cash flows for the year then ended by means of other auditing procedures. Therefore the scope of our work was not sufficient to enable us to express, and we do not express an opinion on the accompanying statements of operations, capital deficit and cash flows for the year ended September 30, 1995.

In our opinion, the balance sheet referred to in the first paragraph and the related statements of operations, capital deficit and cash flows for the year ended September 30, 1996 present fairly, in all material respects, the financial position of Waste Conversion Systems, Inc. as of September 30, 1996, and the results of its operations and changes in its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements may not include all adjustments that might result from the outcome of this uncertainty.


/s/ Bailey Saetveit & Co., P.C.
-------------------------------
Bailey Saetveit & Co., P.C.


August 6, 2001


      Tower 1, Suite 600 o 12835 East Arapahoe Road o Englewood, CO 80112
     (303) 799-4100 o Fax: (303) 790-8100 o E-mail: cpas@baileysaetveit.com


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 1996

                                     ASSETS
                                     ------




                                                                          $      --
                                                                          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $   266,215
  Notes payable                                                               938,240
  Stockholders' loans payable                                                 115,000
  Accrued payroll taxes                                                         2,355
  Accrued interest payable                                                    368,680
                                                                          -----------

     Total current liabilities                                              1,690,490
                                                                          -----------

Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    6,207,236 shares outstanding                                               62,072
  Additional paid-in capital                                                4,879,134
  Accumulated deficit                                                      (6,631,696)
                                                                          -----------

     Total stockholders' equity (deficit)                                  (1,690,490)
                                                                          -----------

                                                                          $      --
                                                                          ===========



                             See accompanying notes


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                      Consolidated Statement of Operations
                 For the Years Ended September 30, 1996 and 1995


                                                           1996           1995
                                                       -----------    -----------

General and administrative expenses                    $    33,444    $   159,100
                                                       -----------    -----------

  Loss from operations                                     (33,444)      (159,100)
                                                       -----------    -----------

Other income (expense)
  Other income (expense)                                    (9,096)          --
  Interest expense                                        (129,396)      (115,852)
  Asset impairment                                            --           (6,644)
                                                       -----------    -----------

                                                          (138,492)      (122,496)
                                                       -----------    -----------

Loss before extraordinary items                           (171,936)      (281,596)
                                                       -----------    -----------

Extraordinary items:
  Litigation settlement                                     60,452           --
  Gain on extinguishment of debt                            13,936         37,872
                                                       -----------    -----------

                                                            74,388         37,872
                                                       -----------    -----------

Net loss                                               $   (97,548)   $  (243,724)
                                                       ===========    ===========


Earnings per share:
  Loss before extraordinary items                      $     (0.03)   $     (0.05)

  Net loss                                             $     (0.02)   $     (0.04)

Weighted average number of common shares outstanding     6,207,236      5,800,600


                             See accompanying notes


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Consolidated Statement of Capital Deficit
                 For the Years Ended September 30, 1996 and 1995

                                                                           Additional                      Total
                                                     Common Stock            Paid-In                      Capital
                                                Shares         Amount        Capital       Deficit        Deficit
                                             -----------    -----------    -----------   -----------    -----------

Balance, October 1, 1994                       4,657,236    $    46,572    $ 3,909,961   $(6,290,424)   $(2,333,891)

Sale of common stock and warrants              1,275,000         12,750        554,750          --          567,500
Issuance of common stock for WCS Nuco Corp
  as compensation                                175,000          1,750           --            --            1,750
Issuance of common stock                         100,000          1,000           --            --            1,000
Net Loss                                            --             --             --        (243,724)      (243,724)
                                             -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1995                    6,207,236    $    62,072    $ 4,464,711   $(6,534,148)   $(2,007,365)

Exchange of debt for patents & additional
  paid-in capital (note 3)                       414,423        414,423

Net loss                                         (97,548)       (97,548)
                                             -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1996                    6,207,236    $    62,072    $ 4,879,134   $(6,631,696)   $(1,690,490)
                                             ===========    ===========    ===========   ===========    ===========




                             See accompanying notes


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                      Consolidated Statement of Cash Flows
                 For the Years Ended September 30, 1996 and 1995

                                                                     1996         1995
                                                                   ---------    ---------
Operating activities:
  Net loss                                                         $ (97,548)   $(243,724)
  Adjustments to reconcile net loss to cash provided (used) by operating activities:
    Gain on Yuma County settlement                                   (60,452)        --
    Asset impairment                                                    --          6,644
    Depreciation and amortization                                     25,704       46,730
    Write-off of deferred offering costs                                --       (150,000)
    Stock issuance for services                                         --          1,000
    Net change in assets and liabilities:
      Inventories                                                       --       (133,400)
      Other current assets                                              --        (14,661)
      Other assets                                                    17,086       (1,863)
      Accounts payable                                               (13,936)      33,323
      Accrued expenses                                               129,396      (36,344)
                                                                   ---------    ---------

        Net cash provided (used) by operating activities                 250     (492,295)
                                                                   ---------    ---------

Investing activities - purchase of equipment                            --        (17,355)
                                                                   ---------    ---------

Financing activities:
  Cash advances from stockholders                                       --          7,600
  Proceeds from issuance of common stock                                --        567,500
  Principal payments on notes payable                                   --         (6,000)
  Principal payments on stockholder loans                               --        (58,192)
  Principal payments under capital lease obligation                     --         (1,677)
                                                                   ---------    ---------

        Net cash provided by financing activities                       --        509,231
                                                                   ---------    ---------

Net increase (decrease) in cash                                          250         (419)

Cash (bank overdraft), beginning of period                              (250)         169
                                                                   ---------    ---------

Cash (bank overdraft), end of period                               $    --      $    (250)
                                                                   =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                       $    --      $   8,970
    Income taxes                                                   $    --      $    --
  Non-cash transactions:
    Stock acquired for reduction of notes payable                  $    --      $   1,750
    Additional paid-in capital and sale of patents for reduction
     of notes payable - related party                              $ 518,547    $    --
    Common stock issued for services                               $    --      $   1,000
    Extraordinary item - gain on extinguishment of debt            $  13,936    $  37,872
    Yuma county inventory, escrow and equipment
      used to satsfy trade payables and stockholders' loans        $ 274,712    $    --




                             See accompanying notes

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                          Notes to Financial Statements
                               September 30, 1996

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

         The Company ceased operations in August of 1996.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1996

1.       Significant Accounting Policies (continued)

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

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal year ended September 30, 1996 to be capitalized and deferred to future periods. Total advertising expense for the fiscal years ended September 30, 1996 and 1995 was approximately $5,500 and $0, respectively.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1996


1.       Significant Accounting Policies (continued)

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1996

1.       Significant Accounting Policies (continued)

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

2.       Extraordinary Items

         Extinguishment of Debt

         The extraordinary items of $13,936 (less than $.01 per share) in fiscal 1996 and $37,872 ($.01 per share) in fiscal 1995 represent the write off of accounts payable which will not be paid due to the Company's agreements with trade creditors and or expiration of the statute for collections.

         Litigation Settlement

         In May 1996, Yuma County stopped the final testing of the Thermal Combustor and ancillary equipment that the Company was installing under a 1993 contract. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could no longer realize a profit on this contract and rather than continue with the arbitration, the Company elected to turn the project over to the project's creditors. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment.

         Although the final settlement with Yuma County was not reached until November 1997, the Company reflected the settlement as of August 1996 since that is the date the Company was relieved of its obligation to the creditors. The net effect of the settlement, reflected as an extraordinary item in fiscal 1996, net of costs is $60,452, which is the amount of liabilities relieved in excess of the net book value of assets given up.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1996


3.       Related Party Transactions

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

         Stockholders' Loans

         Stockholders' loans consisted of the following at September 30, 1996:

           Prime + 1% demand note *                             $  100,000

           Non-interest being demand note                           15,000

           Advances from Nathaniel **                                 --
                                                                ----------
                                                                $  115,000
                                                                ==========

         * The prime + 1% notes which totaled $258,449, were reduced by a total of $158,499 (plus accrued interest) in February 1993 in exchange for the issuance of 266,974 shares of common stock and the issuance of an option to purchase 222,500 shares at $2.00 per share, expiring in ten years. $55,000 of the revised demand note bears interest at 7%, with the remaining $45,000 at 6.5%.

         ** During 1996, Nathaniel exchanged its debt of $518,548 for the existing patents. The excess of $414,423, over the book value of the patents, has been treated as additional paid-in capital.

4.       Notes Payable

         Notes payable at September 30, 1996 consist of:

           8.5% notes due December 31, 1996 from sale of
             securities units *                                 $  880,000

           10% unsecured loan for past due rent **                  58,240
                                                                ----------

                                                                $  938,240
                                                                ==========

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1996


4.       Notes Payable (continued)

         * In connection with the sale of 1,250,000 shares in fiscal 1993, the Company has received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000 in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, which expired in December 1995. None of these warrants had been exercised as of September 30, 1996. The Company was in default on these loans at September 30, 1996.

         ** A judgment was entered by the landlord  against the Company in April
            1995 in the amount of $93,933, including accrued interest.

5.       Available Carryforwards

         The Company has, for income tax purposes, approximately $6,155,000 in net operating loss carryforwards at September 30, 1996, available to offset future years' taxable income and expiring in varying amounts through the year 2010. A deferred tax asset of approximately $2,400,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The net change in fiscal 1996 in total valuation allowance was $28,000.

6.       Capital Stock

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

         In connection with a stock sale in October 1994 the Company issued warrants to purchase 1,100,000 shares of the Company's common stock at $.50 per share. The warrants expire in October 1999. No warrants were exercised at September 30, 1996.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Concluded
                               September 30, 1996

7.       Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of WCSI with authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares had been issued as of September 30, 1996.

8.       Going Concern

         The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $1,690,490 at year end. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities. The Company may also attempt to negotiate some or all of its liabilities.

9.       Commitments and Contingencies

         Litigation

         The Company is engaged in various legal actions arising from its business operations. In addition to approximately $110,000 in unpaid judgments against the Company, the Company is involved in collection proceedings brought by a number of its trade creditors, as well as legal proceedings from one of its note holders for approximately $133,000 in principal and interest. Management believes that the ultimate outcome of these actions will have a material adverse effect on the Company's financial position but the amounts cannot be determined at this time.

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