Form 10KSB
period 1997-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-17
CIK 806171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 1997

                        Commission File Number: 33-58972
--------------------------------------------------------------------------------


                         WASTE CONVERSION SYSTEMS, INC.

       Nevada                                           22-2800078
(State of Incorporation)                    (I.R.S. Employer Identification NO.)

                  4871 Mesa Drive, Castle Rock, Colorado 80104
                          (Principal Executive Offices)

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

Page 1 of 20 pages. Exhibits are indexed on page 16.

     State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 1997, 6,207,236 shares of Common Stock, $.01 par value.

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

                                     PART I

Item 1. Description of Business:
        ------------------------

         Business Development. Waste Conversion Systems, Inc. ("Company") is a Nevada corporation organized in October 1986. In June 1987, the Company acquired a 75% interest in two patents covering Thermal Combustor technology from Stan Abrams and David Hand, two of its present officers and directors, and a former officer and director. The remaining interest in these patents is held by a nonaffiliated person who is not entitled to receive any royalty or other compensation as a result of the Company's activities with the Thermal Combustor. In January 1993, a new patent on the Thermal Combustor technology was issued to Messrs. Abrams and Hand and assigned by them to the Company. A further patent application, also assigned to the Company, directed to the traveling gate construction of the Thermal Combustor, has been allowed by the United States Patent and Trademark Office and will be issued as a patent in due course. The Company believes the new patents, which are 100% owned by the Company, so improved the technology that it is substantially different from the technology covered by the initial patents. In fiscal year 1996, these patents were assigned to Nathaniel, Ltd. ("Nathaniel") in exchange for the debts owed by the Company to Nathaniel. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         The Company was engaged in the marketing and sale of Thermal Combustor Systems that utilized industrial and agricultural waste products as a fuel source instead of fossil fuel to produce steam that generated electricity, air conditioning or heat. The Company also marketed fuel supply contracts referred to as BTU Programs whereby the Company retrofitted an existing boiler with a Thermal Combustor System at the Company's expense and contracted to supply an alternative source of fuel over a specified term.

         During fiscal years 1996 and 1997, the Company did not sell any Thermal Combustors. The Company did not receive any revenue during those fiscal years from the BTU Program. The Company essentially ceased operations in August 1996.

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

         The Company has not engaged in any  marketing  activities  since fiscal
1996. The Company did not sell any Thermal Combustor Systems in fiscal years 1994, 1995, 1996, or 1997. The Company essentially ceased operations in fiscal 1996. The Company has sold a total of 23 Thermal Combustor Systems in the United States and 6 Systems, through Nathaniel, to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

         On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a Thermal Combustor and ancillary equipment. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract. The Company received the requisite air quality permit from the State of Colorado on November 8, 1993. The Company arranged for interim financing that consisted of an agreement to issue a total of 300,000 restricted common shares to two investors in exchange for loans in the total amount of $235,000. These funds were used to construct the Yuma County RDF project. The county completed its building in the spring of 1995. The Company's construction began in the summer of 1995 and continued throughout 1995.

         The Company had begun its final phase of testing in May 1996 when the county stopped the testing. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could not longer realize a profit on this contract and rather than continue with the arbitration, the Company elected to turn the project over to the project's creditors. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment.

         This project has adversely affected the Company's financial condition, and the Company has stopped operations.

         Distributorships. The Company granted two distributorships for the marketing of the Thermal Combustors: (1) Waste Conversion Systems of New York, Inc. for New York and New Jersey, and (2) Waste Conversion Systems of Georgia, Inc. for Georgia. Neither of these distributorships sold any Thermal Combustors in fiscal years 1995 through 1997.

         Nathaniel and the Company granted three distributorships for marketing the Thermal Combustor: (1) CR Waste Conversion Systems of Canada, Ltd. in Canada; (2) Waste Conversion Systems of Australia/New Zealand in Australia and New Zealand; (3) and Waste Conversion Systems - Korea, Ltd. (a joint venture between the Company and Keun Yang Co. Ltd.) in Korea and other areas mutually agreeable to the Company and Keun Yang Co. Ltd. None of these distributorships sold any Thermal Combustors in fiscal years 1995 through 1997.

         Nathaniel, a holder of the nonexclusive marketing rights to the Thermal Combustor outside the United States granted two marketing distributorships: (1) Waste Conversion Systems of the United Kingdom, and (2) Waste Conversion Systems of Japan. Neither of these distributorships sold any Thermal Combustors in fiscal years 1995 through 1997.

         A majority of the Thermal Combustor total sales have been generated directly by the Company's efforts. While Management believed that the loss of any particular distributor would not have a material adverse impact on the Company's operations, the failure of all of the distributorships to make any sales during fiscal years 1995 through 1997 have materially affected the operations and the financial condition of the Company.

         Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. As of September 30, 1997, the Company does not have a backlog.

         Government  Regulation.  The  United  States  Environmental  Protection
Agency ("EPA") provides emission standards and enforcement for thermal processing/incineration devices that are larger than the Thermal Combustor. It has delegated the enforcement of emissions for smaller units such as the Thermal Combustor to the states. The emissions standards established by the EPA and the individual states are applicable for specific regions. The Company is not aware of any region in the United States where it could not meet the current standards.

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

         Employees. The Company had no employees after August 1996 when it stopped its operations.

         Research and Development.The Company did not spend any funds on research and development during the last two fiscal years.


Item 2. Properties:
        ----------

         Description of Properties. The Company did not maintain any offices in 1997.

Item 3. Legal Proceedings:
        -----------------

         The State of Colorado's tax liens, which were filed in 1994 and 1995, in the total amount of $2,355 plus penalties and interest, are outstanding.

         The 1994 judgment against the Company in Sigma Prime  Properties,  Inc.
v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and is currently in the amount of approximately $7,972.50, including post-judgment interest.

         The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010), currently in the amount of approximately $110,841.57, including post-judgment interest, remains unpaid.

         The 1996 judgment against the Company in Iron Mountain Industries, Inc.
v. Waste Conversion Systems, Inc. (Denver County Court File No. 96 P 85333), currently in the amount of approximately $7,048.83, including post-judgment interest, remains unpaid.

         On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index No. 95-00720) in the amount of $152,000, plus post-judgment interest. This judgment remained unpaid as of September 30, 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders:
        ---------------------------------------------------

         No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 1997 to a vote of its security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters:
        ------------------------------------------------------------------

         There was no active market for the Company's common stock. The Company's common stock traded on a very limited basis in limited volumes on the over-the-counter market. It was on the NASD's OTC Bulletin Board under the symbol, "WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

         The range of high and low bid and asked quotations for the Company's common stock for fiscal years 1996 and 1997 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

         A range of high and low quotations for the Company's common stock for fiscal years 1996 and 1997 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the common stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                    1996                   1997
                                Low      High          Low      High
                                ---      ----          ---      ----

     First Quarter             $0.125   $0.469        $0.010   $0.020
     Second Quarter            $0.031   $0.125        $0.010   $0.025
     Third Quarter             $0.031   $0.150        $0.010   $0.010*
     Fourth Quarter            $0.047   $0.063        $0.025   $0.025

*No trades in this time period were reported.

         In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1997, none of these options had been exercised.

         At the Board of Directors Meeting held on February 24, 1994, the Board authorized the issuance of 200,000 the Company's restricted common stock, pursuant to Rule 144, to Yitz Grossman for services to the Company. The Board, at a later meeting on November 18, 1994, rescinded the issuance of this stock due to lack of performance.

         In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlicht and Stan Abrams, respectively, the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock, pursuant to Rule 144, to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

         On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, and a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock to David Zaidner and 300,000 shares of the Company's restricted common stock to G. Kastl in exchange for $500,000 in private financing. The Board also authorized the issuance, pursuant to Rule 144, of 100,000 shares of the Company's restricted common stock and a five-year warrant to purchase 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees for Mr. Eisenstat's services in negotiating the private financing. As of September 30, 1997, none of these warrants have been exercised.

         In March 1995, the Company sold, pursuant to Rule 144, 200,000 shares of the Company's restricted common stock to a private investor for $.50 per share and another 75,000 shares of the Company's restricted common stock to another private investor for $.15 per share.

         At September 30, 1997 there were 289 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

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

         Liquidity and Capital Resources. As of September 30, 1997, the Company's working capital deficit positions declined by $135,611 over that of September 30, 1996 primarily as a result of decreases in accounts payable of $6,507 and accrued interest expense of $142,118. Cash provided by operating activities was $0 in 1997 and $250 in 1996. Financing activities generated $0 in 1997 and 1996. During 1996 the company did not generate any capital as it ceased operations.

         On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract is in place. The Company received the requisite air quality permit from the State of Colorado for this project on November 8, 1993. The Company arranged for interim financing for this project. The Company agreed to issue 150,000 restricted common shares to two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. The county completed its building in spring of 1995 and construction began in earnest in the summer of 1995 and continued throughout 1995. Subsequently, in May of 1996 the Company started its final phase of testing and the county brought the testing to a halt. As a result, the Company and the county entered binding arbitration in August of 1996. In August, the Company elected to turn the project over to the creditors, as there was nothing the Company could gain by remaining in the project. The county and the creditors came to an agreement which the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment. At this time the creditors are still owed over $200,000 and they may be attempting to sell the used equipment.

         Results of Operations for the Year Ended September 30, 1997 and 1996. The Company ceased operations in the third quarter of 1996, the Company's primary focus was on obtaining working capital. During the years ended September 30, 1997 and 1996, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program. There were no revenues in 1997 or 1996.

         There were no selling, general and administrative expenses for the year ended September 30, 1997 and $33,444 in fiscal year 1996. This was due to the complete lack of activity during the fiscal year. Interest expense was $142,118 in 1997, compared to $129,396 in 1996 due to interest being calculated on the same liabilities for the two periods.

         During the year ended September 30, 1997, the Company's net loss was $135,611, an increase of $38,063 from the 1996 loss of $97,548. The change was the net effect of no selling, general and administrative compensation expenses as well as closing down the office as the two remaining employees began working from their respective homes. In addition, the Company wrote off $6,507 in accounts payable.

         1996 Compared to 1995. Total revenues recognized in 1996 were $0 as were the revenues in 1995. There were no other sales in either 1996 or 1995.

         Selling, general and administrative expenses decreased to $33,444 in 1996 compared to $159,100 in 1995. The decrease resulted from the Company's decision to cease operations.

         The 1996 loss of ($97,548) was $146,176 less than the 1995 loss of ($243,724). The loss was significantly decreased because the Company began to shut down operations.

         The Company maintains no off-balance sheet financial arrangements. Additionally, there are no significant commitments for capital expenditures.

         Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.

         Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 1997 and 1996.

Item 7. Financial Statements:
        ---------------------

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

Item 8. Changes  in   and  Disagreements  with  Accountants  on  Accounting  and
        ------------------------------------------------------------------------
        Financial Disclosures:
        ---------------------

         In fiscal years 1997 and 1998, the auditors stated that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

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

Item 10. Executive Compensation:
         ----------------------

         No executive officer received a salary (paid or accrued) or bonus during fiscal years 1997 or 1996.(1) The total salary for all executive officers was $70,498.60 in fiscal year 1995. All of the executive officers received a total of $151,509.41 in salary in fiscal year 1995. No executive officer has had any form of long-term compensation arrangement with the Company during fiscal years 1994 through 1997.(2)

         (1) At December 31,  1992,  1991 and 1990,  the Company owed  $341,458,
$119,325 and $137,059, respectively, in accrued salaries to its officers and to a former officer. In January 1993, all of these individuals waived all accrued salary and reimbursable expenses then owed to them by the Company. See "Certain Relationships and Related Transactions."

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

         The Board of Directors did not grant any incentive stock options in fiscal year 1997.

         A nonqualified option purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options was exercised during fiscal year 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management:
         --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners:
             -----------------------------------------------

         The following table sets forth information as of September 30, 1997 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated.

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

         (b)  Security Ownership of Management:
              --------------------------------

         The following table sets forth information as of September 30, 1997 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

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

         Messrs. Abrams and Hand each purchased 290,000 of their shares from Nathaniel, Ltd. in February 1993 pursuant to full recourse promissory notes secured by deeds of trust on their personal residences and the shares being purchased. See "Certain Relationships and Related Transactions." In the spring of 1994, this agreement was rescinded, the 580,000 shares of the Company's common stock were returned to Nathaniel, and the promissory notes were cancelled. Neither individual paid any interest on these notes.

Item 12. Certain Relationships and Related Transactions:
         ----------------------------------------------

         In January 1993, the U.S. Patent and Trademark Office issued U.S. Patent No. 5,178,076 to Stan Abrams and David Hand, officers and directors, and to Calvin Hand, Jr., a former officer and director. In July 1993, the U.S. Patent and Trademark Office issued a Notice of Allowance on one additional patent. The patents relate to improvements to the Company's patented Thermal Combustor technology. In February 1993, Messrs. Abrams, Hand and Hand, Jr. agreed to assign all of their right, title and interest in the patents to the Company in exchange for a total of 131,236 shares of Common Stock. In accordance with Topic 5G of SEC Staff Accounting Bulletins, the value of such shares has been recorded at the officers' documented historical cost basis, which is virtually nothing. Mr. Hand, Jr. waived his interest in the shares issued by the Company for the assignment of the patents. The number of shares issued in exchange for the patents was determined by negotiation between Messrs. Hand and Abrams and the disinterested director, Mr. Woodley, and is not necessarily related to any established criterion of value.

         Nathaniel, Ltd. ("Nathaniel"), a principal stockholder, has advanced the Company a total of $905,344 since 1987 to fund operations. In fiscal 1991, the Company received an advance of $439,500 from Nathaniel and a further advance of $222,444 during fiscal 1992. As of September 30,1996, Nathaniel exchanged its debt of $518,548 from the Company for the existing patents. The Board of Directors met and agreed to this exchange of debt for the patents. Nathaniel is owned by Jack Williams, Shirley Williams and Judy Gardner who are also its directors and executive officers.

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

         During the second quarter of fiscal 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. The Company was unsuccessful in its attempt to do the public offering.

         In January 1993, the Company sold 1,250,000 shares of its Common Stock to nine accredited investors for $125,000. Each of the investors granted a proxy to Mr. Abrams entitling him to vote the shares. The investors have the right to demand registration of their shares; however, such persons have agreed not to sell any of their shares for 24 months from the date of a proposed public offering of the Company's securities without the prior written consent of the underwriter of such public offering. The proxies granted to Mr. Abrams will automatically terminate as to any shares sold to the public by such persons.

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

         In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlicht and Stan Abrams, respectively, the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock to each of them. The promissory notes were secured by held in escrow on the Yuma County project.

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

         10.2 Distributorship Agreement dated November 2, 1988 between Registrant and Waste Conversion Systems of New York, Inc. (New Jersey Distributorship) (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.3 Distributorship Agreement dated October 4, 1988 between Registrant and Research Funding, Inc. d/b/a Waste Conversion Systems of Georgia, Inc. (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         Exhibit No.                Description

         10.4 Copy of Ruling Letter, dated August 3, 1990 to Waste Conversion Systems, Inc. from Internal Revenue Service (incorporated by reference to Exhibit 10.15 to Registrant's 10-K Report for the fiscal year ended September 30, 1990).

         10.5 Joint Venture Agreement, dated February 9, 1988 with Keun Yang Co, Ltd. (Korea Distributorship) (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.6 Distributorship Agreement dated September 7, 1988, with Phoenix Oil and Gas Corporation (Australia/New Zealand Distributorship)
                                    (incorporated by reference to Exhibit 10.10 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.7 Exclusive Distributorship Agreement, dated December 16, 1991, with Yamako Corporation (Japan Distributorship) (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.8 Distributorship Agreement, dated July 1, 1989, with CR Waste Conversion Systems, of Canada, Ltd. (Canada Distributorship) (incorporated by reference to Exhibit 10.12 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.9 Distributorship Agreement, dated June 30, 1989, with English Group, Ltd. (United Kingdom Distributorship) (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.10 Waste Conversion Systems, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated February 26, 1993).

         10.11 Manufacturing Agreement, dated March 15, 1989, between Registrant and Nathaniel, Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         Exhibit No.                Description

         10.12 Stock Purchase Agreement between Nathaniel, Ltd. and Stan Abrams and David Hand and secured promissory notes of Stan Abrams and David Hand (incorporated by reference to Exhibit 10.17 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.13 Equipment Purchase Agreement dated July 2, 1993 between Registrant and Yuma County (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form SB-2 (33-58972)).

         10.14 Letter Agreement effective May 17, 1993 with Zahav, Inc. (incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.15 Letter Agreement with David Zaidner, effective April 22, 1993 (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.16 Letter Agreement effective April 21, 1993 with KF Chemical Co., Ltd. (incorporated by reference to Exhibit 10.24 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.17 Letter Agreement effective May 21, 1993 with 840870 Ontario Limited (incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.18 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's 1993 Form 10-KSB).

         10.19 Certified Resolutions of the August 31, 1994 Board of Directors' Meeting approving and authorizing the issuance of 150,000 shares of restricted common stock to Jules Nordlicht and 150,000 shares of restricted common stock to Stan Abrams in exchange for loans to the Company (incorporated by reference to Exhibit 10.25 of Registrant's 1994 Form 10-KSB (33-58972)).

         Exhibit No.                Description

         10.20 Minutes of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 1,000,000 shares of the Company's restricted common stock, pursuant to Rule 144, and warrants to purchase 1,000,000 restricted shares of the Company's common stock in exchange for $500,000 in private financing (incorporated by reference to
                                    Exhibit  10.25  of  Registrant's  1995  Form
                                    10-KSB (33-58972)).

         10.21 Certified Resolutions of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees (incorporated by reference to Exhibit 10.26 of Registrant's 1995 Form 10-KSB (33-58972)).

         10.22 Certified Resolutions of the November 18, 1994 Board of Directors' Meeting rescinding the authorization and issuance of 70,000 shares of the Company's restricted common stock to Corporate Relations Group and the authorization and issuance of 200,000 shares of the Company's common stock to Yitz Grossman (incorporated by reference to
                                    Exhibit  10.27  of  Registrant's  1995  Form
                                    10-KSB (33-58972)).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          _____________, 2001
                                        WASTE CONVERSION SYSTEMS, INC


                                        BY: /s/ Glenna Price
                                           ---------------------------
                                            Glenna Price, Secretary

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                          Date


         /s/ Gregory Johnson        President, Chief Executive     _____, 2001
         ------------------------   Officer and Director
         Gregory Johnson



         /s/ Robert Heidmann        Vice President and             _____, 2001
         ------------------------   Director
         Robert Heidmann



         /s/ Glenna Price           Secretary/Treasurer, Chief     _____, 2001
         ------------------------   Financial Officer and
         Glenna Price               Director

                         WASTE CONVERSION SYSTEMS, INC.

                              Financial Statements
                                       and
                          Independent Auditors' Report

                               September 30, 1997

                                                                    BAILEY
                                                            SAETVEIT & CO., P.C.
                                                    Certified Public Accountants



                          Independent Auditors' Report
                          ----------------------------



Board of Directors
Waste Conversion Systems, Inc.
St. Paul, Minnesota


We have audited the accompanying consolidated balance sheet of Waste Conversion Systems, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, capital deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Conversion Systems, Inc. as of September 30, 1997, and the results of its operations and changes in its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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


/s/ Bailey Saetveit & Co., P.C.
-------------------------------
Bailey Saetveit & Co., P.C.


August 7, 2001



      Tower 1, Suite 600 o 12835 East Arapahoe Road 0 Englewood, CO 80112
     (303) 799-4100 o Fax: (303) 790-8100 o E-mail: cpas@baileysaetveit.com


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 1997

                                     ASSETS
                                     ------

                                                                        $      --
                                                                        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                      $   259,708
  Notes payable                                                             938,240
  Stockholders' loans payable                                               115,000
  Accrued payroll taxes                                                       2,355
  Accrued interest payable                                                  510,798
                                                                        -----------

      Total current liabilities                                           1,826,101
                                                                        -----------

Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued        --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    6,207,236 shares outstanding                                             62,072
  Additional paid-in capital                                              4,879,134
  Accumulated deficit                                                    (6,767,307)
                                                                        -----------

      Total stockholders' equity (deficit)                               (1,826,101)
                                                                        -----------

                                                                        $      --
                                                                        ===========


                             See accompanying notes.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                      Consolidated Statement of Operations
                 For the Years Ended September 30, 1997 and 1996


                                                           1997           1996
                                                       -----------    -----------
General and administrative expenses                    $      --      $    33,444
                                                       -----------    -----------

  Loss from operations                                        --          (33,444)
                                                       -----------    -----------

Other income (expense)
  Interest expense                                        (142,118)      (129,396)
  Other income (expense)                                      --           (9,096)
                                                       -----------    -----------

                                                          (142,118)      (138,492)
                                                       -----------    -----------

Loss before extraordinary items                           (142,118)      (171,936)
                                                       -----------    -----------

Extraordinary items:
  Gain on extinguishment of debt                             6,507         13,936
  Litigation settlement                                       --           60,452
                                                       -----------    -----------

                                                             6,507         74,388
                                                       -----------    -----------

Net loss                                               $  (135,611)   $   (97,548)
                                                       ===========    ===========


Earnings per share:
  Loss before extraordinary items                      $     (0.02)   $     (0.03)

  Net loss                                             $     (0.02)   $     (0.02)

Weighted average number of common shares outstanding     6,207,236      6,207,236



                            See accompanying notes.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Consolidated Statement of Capital Deficit
                 For the Years Ended September 30, 1997 and 1996


                                                                           Additional                     Total
                                                   Common Stock             Paid-In                      Capital
                                               Shares         Amount        Capital       Deficit        Deficit
                                            -----------    -----------    -----------   -----------    -----------

Balance, October 1, 1995                      6,207,236    $    62,072    $ 4,464,711   $(6,534,148)   $(2,007,365)

Exchange of debt for patents & additional
  paid-in capital (note 3)                                                    414,423                      414,423

Net loss                                                                                    (97,548)       (97,548)
                                            -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1996                   6,207,236    $    62,072    $ 4,879,134   $(6,631,696)   $(1,690,490)

Net loss                                       (135,661)      (135,611)
                                            -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1997                   6,207,236    $    62,072    $ 4,879,134   $(6,767,307)   $(1,826,101)
                                            ===========    ===========    ===========   ===========    ===========



                             See accompanying notes.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                      Consolidated Statement of Cash Flows
                 For the Years Ended September 30, 1997 and 1996


                                                                     1997         1996
                                                                   ---------    ---------
Operating activities:
  Net loss                                                         $(135,611)   $ (97,548)
  Adjustments to reconcile net loss to cash provided (used) by operating activities:
     Gain on Yuma County settlement                                     --        (60,452)
     Depreciation and amortization                                      --         25,704
     Net change in assets and liabilities:
    Other assets                                                      17,086
    Accounts payable                                                  (6,507)     (13,936)
    Accrued expenses                                                 142,118      129,396
                                                                   ---------    ---------

      Net cash  provided (used) by operating activities                 --            250
                                                                   ---------    ---------


Net increase in cash                                                    --            250

Cash (bank overdraft), beginning of period                              --           (250)
                                                                   ---------    ---------

Cash, end of period                                                $    --      $    --
                                                                   =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                       $    --
    Income taxes                                                        --      $    --
    Non-cash transactions:
    Additional paid-in capital and sale of patents for reduction
      of notes payable - related party                             $    --      $ 518,547
    Extraordinary item - gain on extinguishment of debt            $   6,507    $  13,936
    Yuma county inventory, escrow and equipment
      used to satsfy trade payables and stockholders' loans        $    --      $ 274,712



                             See accompanying notes.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                          Notes to Financial Statements
                               September 30, 1997

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1997


1.       Significant Accounting Policies (continued)

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal year ended September 30, 1997 and 1996 to be capitalized and deferred to future periods.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1997

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1997


2.       Extraordinary Items

         Extinguishment of Debt

         Since the Company ceased operations in 1996, they have not paid any of their obligations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gain is $6,507 (less than $.01 per share) for fiscal 1997 and $13,936 (less than $.01 per share) in fiscal 1996.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1997

3.       Related Party Transactions (continued)

         Stockholders' Loans

         Stockholders' loans consisted of the following at September 30, 1997:

           Prime + 1% demand note *                         $  100,000

           Non-interest bearing demand note                     15,000

           Advances from Nathaniel **                             --
                                                            ----------
                                                            $  115,000
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

4.       Notes Payable

         Notes payable at September 30, 1997 consist of:

           8.5% notes due December 31, 1993 from sale of
              securities units *                            $  880,000

           10% unsecured loan for past due rent **              58,240
                                                            ----------
                                                            $  938,240
                                                            ==========

         * In connection with the sale of 1,250,000 shares in fiscal 1993, the Company has received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000 in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, which expired in December 1995. None of these warrants had been exercised as of September 30, 1997. The Company was in default on these loans at September 30, 1997.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Continued
                               September 30, 1997

4.       Notes Payable (continued)

         ** A judgment was entered by the landlord  against the Company in April
            1995 in the amount of $110,842, including accrued interest.

5.       Available Carryforwards

         The Company has, for income tax purposes, approximately $6,290,000 in net operating loss carryforwards at September 30, 1997, available to offset future years' taxable income and expiring in varying amounts through the year 2011. A deferred tax asset of approximately $2,453,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109. The net change in fiscal 1997 in total valuation allowance was $53,000.

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

         In connection with a stock sale in October 1994 the Company issued warrants to purchase 1,100,000 shares of the Company's common stock at $.50 per share. The warrants expire in October 1999. No warrants were exercised at September 30, 1997.

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

         No preferred shares had been issued as of September 30, 1997

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                    Notes to Financial Statements, Concluded
                               September 30, 1997


8.       Going Concern

         The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $1,826,101 at year end. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities. The Company may also attempt to negotiate some or all of its liabilities.

9.       Commitments and Contingencies

         Litigation


         The Company is engaged in various legal actions arising from its business operations. In addition to approximately $127,000 in unpaid judgments against the Company, the Company is involved in collection proceedings brought by a number of its trade creditors, as well as legal proceedings from one of its note holders for approximately $152,000 in principal and interest. Management believes that the ultimate outcome of these actions will have a material adverse effect on the Company's financial position but the amounts cannot be determined at this time.

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