Form 10KSB
period 1998-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-17
CIK 806171

1

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]
                    For Fiscal Year Ended September 30, 1998

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


                       (Cover page continued on next page)

     State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 1998, 6,207,236 shares of Common Stock, $.01 par value.

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

     The Company was engaged in the marketing and sale of Thermal Combustor Systems that used industrial and agricultural waste products as a fuel source instead of fossil fuel to produce steam that generates electricity, air conditioning or heat. The Company also marketed fuel supply contracts referred to as BTU Programs whereby the Company retrofitted an existing boiler with a Thermal Combustor System at the Company's expense and contracted to supply an alternative source of fuel over a specified term. Under the BTU Program, the Company anticipated receiving revenues from fuel supply contracts determined by energy savings achieved by the customer.

     During fiscal years 1997 and 1998, the Company did not sell any Thermal Combustors. The Company did not receive any revenue during those fiscal years from the BTU Program. The Company ceased operations in August 1996.

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

     The Company did not engage in any marketing activities since fiscal 1996. The Company did not sell any Thermal Combustor Systems in fiscal years 1994 through 1998. The Company ceased operations in August 1996. The Company has sold a total of 23 Thermal Combustor Systems in the United States and 6 Systems, through Nathaniel, to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

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

     In May 1996, the Company had started its final phase of testing when the county stopped the testing. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could not longer realize a profit on this contract, the Company elected to turn the project over to the project's creditors and rather than continue with the arbitration. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment.

     This project adversely affected the Company's financial condition, and the Company has stopped operations.

     Distributorships. The Company granted two distributorships for the marketing of the Thermal Combustors: (1) Waste Conversion Systems of New York, Inc. for New York and New Jersey, and (2) Waste Conversion Systems of Georgia, Inc. for Georgia. Neither of these distributorships sold any Thermal Combustors in fiscal years 1995 through 1998.

     Nathaniel and the Company granted three distributorships for marketing the Thermal Combustor: (1) CR Waste Conversion Systems of Canada, Ltd. in Canada;
(2) Waste Conversion Systems of Australia/New Zealand in Australia and New Zealand; (3) and Waste Conversion Systems - Korea, Ltd. (a joint venture between the Company and Keun Yang Co. Ltd.) in Korea and other areas mutually agreeable to the Company and Keun Yang Co. Ltd. None of these distributorships sold any Thermal Combustors in fiscal years 1995 through 1998.

     Nathaniel, a holder of the nonexclusive marketing rights to the Thermal Combustor outside the United States granted two marketing distributorships: (1) Waste Conversion Systems of the United Kingdom, and (2) Waste Conversion Systems of Japan. Neither of these distributorships sold any Thermal Combustors in fiscal years 1995 through 1998.

     A majority of the Thermal Combustor total sales have been generated directly by the Company's efforts. While Management believed that the loss of any particular distributor would not have a material adverse impact on the Company's operations, the failure of all of the distributorships to make any sales during fiscal years 1995 through 1998 have materially affected the operations and the financial condition of the Company.

     Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. As of September 30, 1998, the Company does not have a backlog.

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

     Competition. The alternative fuel industry is a rapidly changing field of technology. The Company recognized that to be competitive it needed to pursue courses of action designed to further expand the application and utilization of the Thermal Combustor. While the Company's management believed that the compactness, flexibility of multi-fuel capability and pricing of its Thermal Combustor provided the Company with a favorable position in the market, the Company's lack sufficient financial resources the effectively compete in that market. The Company's competition can be expected to have financial and marketing resources far greater than those available to the Company.

     Employees. The Company had no employees during fiscal year 1998.


     Research and Development. The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

Item 2. Properties:
        ----------

     Description of Properties. The Company did not maintain any offices in fiscal year 1998.


Item 3. Legal Proceedings:
        -----------------

     The State of Colorado's tax liens, which were filed in 1994 and 1995, in the total amount of $2,355 plus penalties and interest, are outstanding.

     The 1994 judgment against the Company in Sigma Prime Properties, Inc. v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and is currently in the amount of approximately $8,610.29, including post-judgment interest.

     The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010) now totals approximately $130,793.05, including post-judgment interest, remains unpaid.

     The 1996 judgment against the Company in Iron Mountain Industries, Inc. v. Waste Conversion Systems, Inc. (Denver County Court File No. 96 P 85333), currently in the amount of approximately $7,612.73, remains unpaid.

     On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index No. 95-007520) in the amount of $152,000, plus post-judgment interest. This judgment remained unpaid as of September 30, 1998.

     The Company is also involved in collection proceedings brought by some of its trade creditors.

     These proceeding, individually and cumulatively, have adversely effected the operations and financial condition of the Company. The Company essentially stopped all operations in August 1996.

Item 4. Submission of Matters to a Vote of Security Holders:
        ---------------------------------------------------

     No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 1998 to a vote of its security holders, through the solicitation of proxies or otherwise.

                                    PART I I

Item 5. Market for Company's Common Equity and Related Stockholder Matters:
        ------------------------------------------------------------------

     There was no active market for the Company's common stock. The stock traded on a very limited basis in limited volumes on the over-the-counter market. It was included in the NASD's OTC Bulletin Board under the symbol, "WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

     The range of high and low bid and asked quotations for the Company's Common Stock for fiscal years 1997 and 1998 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

     A range of high and low quotations for the Company's common stock fiscal years 1997 and 1998 is listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                 1997                        1998
                            Low       High              Low       High
                            ---       ----              ---       ----

     First Quarter        $0.010     $0.020           $0.005     $0.080
     Second Quarter       $0.010     $0.025           $0.005     $0.100
     Third Quarter        $0.010     $0.010*          $0.002     $0.002
     Fourth Quarter       $0.025     $0.025           $0.002     $0.002*

*No trades in this time period were reported.

     In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1998, none of these options had been exercised.

     At the Board of Directors Meeting held on February 24, 1994, the Board authorized the issuance of 200,000 the Company's restricted common stock, pursuant to Rule 144, to Yitz Grossman for services to the Company. The Board, at a later meeting on November 18, 1994, cancelled the issuance of this stock due to lack of performance.

     On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, and a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock to David Zaidner and 300,000 shares of the Company's restricted common stock to G. Kastl in exchange for $500,000 in private financing. The Board also authorized the issuance, pursuant to Rule 144, of 100,000 shares of the Company's restricted common stock and a five-year warrant to purchase 100,000 shares of the Company's restricted common stock Samuel Eisenstat and his designees for Mr. Eisenstat's services in negotiating the private financing. As of September 30, 1998, none of these warrants have been exercised.

     In March 1995, the Company sold, pursuant to Rule 144, 200,000 shares of the Company's restricted common stock to a private investor for $.50 per share and 75,000 shares of restricted common stock to another private investor for $.15 per share.

     At September 30, 1998, there were 289 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation:
        ---------------------------------------------------------

     Plan of Operation. The Company has had no revenues for the last two fiscal years. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy its cash needs. The Company ceased operations in August 1996.

     Liquidity and Capital Resources. As of September 30, 1998, the Company's working capital deficit positions improved $15,460 over that of September 30, 1997 primarily as a result of decreases in accounts payable of $156,188. Cash used in operating activities was $0 in 1998 and $0 in 1997. Financing activities generated $0 in 1998 and $0 in 1997. During 1996 the company ceased operations.

     On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a 250 horsepower Thermal Combustor and ancillary equipment. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract is in place. The Company received the requisite air quality permit from the State of Colorado for this project on November 8, 1993. The Company arranged for interim financing for this project. The Company agreed to issue 150,000 restricted common shares to two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. The county completed its building in the spring of 1995 and construction began in earnest in the summer of 1995 and continued throughout 1995. In May 1996, the Company started its final phase of testing but the county brought the testing to a halt. The Company and the county entered binding arbitration in August 1996. In August, the Company elected to turn the project over to the creditors because there was nothing the Company could gain by remaining in the project. The county and the creditors came to an agreement which the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment.

     Results of Operations for the Year Ended September 30, 1998 and 1997. The Company ceased operations in the third quarter of 1996. During the years ended September 30, 1998 and 1997, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program, because the Company lacked the funds necessary to visit prospective sites and to bring contracts to fruition. There were no revenues in 1998 or 1997.

     There were no selling, general and administrative expenses for the year ended September 30, 1998. Interest expense was $140,728 in 1998, compared to $142,118 in 1997 due to interest being calculated on the same liabilities for the two periods.

     During the year ended September 30, 1998, the Company's net income was $15,460 an increase of $151,071 from the 1997 loss of $135,611. The change was the net effect of the write off of $156,188 in accounts payable.

     1997 Compared to 1996. Total revenues recognized in 1997 were $0 as were the revenues in 1996. There were no other sales in either 1997 or 1996.

     The 1997 loss of ($135,611) was $38,063 greater than the 1996 loss of ($97,548). The loss was slightly higher due to the net effect of writing off assets and certain accrued expenses.

     The  Company  maintains  no  off-balance   sheet  financial   arrangements.
Additionally, there are no significant commitments for capital expenditures.

     Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.


     Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 1998 and 1997.

Item 7. Financial Statements:
        ---------------------

     See pages F-1 through F-11 for this information.

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

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosures:
         ----------------------

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

       Name                 Age     Position                      Director Since
       ----                 ---     --------                      --------------

       Stan Abrams          58      President                           6/87
                                    Chief Executive Officer
                                    Director

       James C. Woodley     50      Secretary/Treasurer                 9/92
                                    Chief Financial Officer
                                    Director

       David J. Hand        53      Vice President                      6/87
                                    Director

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

Item 10. Executive Compensation:
         -----------------------

     No executive officer has received any salary, bonus or other annual compensation since fiscal1995. In fiscal 1995, no executive officer received a salary (paid or accrued) or bonus during fiscal year 1995 that exceeded $100,000.(1) The total salary for all executive officers was $70,498.60 in
fiscal  year  1995.  No  executive   officer  has  had  any  form  of  long-term
compensation arrangement with the Company. No health insurance, retirement, pension, profit sharing or similar program is currently in effect.

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

     No incentive stock options were granted by the Board of Directors in fiscal year 1998.

     A nonqualified option purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options were exercised during fiscal year 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management:
         --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------

     The following table sets forth information as of September 30, 1998 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated.

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

          (b)  Security Ownership of Management:
               --------------------------------

     The following table sets forth information as of September 30, 1998 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

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

Item 12. Certain Relationships and Related Transactions:
         -----------------------------------------------

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

     Nathaniel, Ltd. ("Nathaniel"), a principal stockholder, has advanced the Company a total of $905,344 since 1987 to fund operations. In fiscal 1991, the Company received an advance of $439,500 from Nathaniel and a further advance of $222,444 during fiscal 1992. As of September 30, 1996, Nathaniel exchanged its debt of $518,548 from the Company for the existing patents. The Board of Directors met and agreed to this exchange of debt for the patents. Nathaniel is owned by Jack Williams, Shirley Williams and Judy Gardner who are also its directors and executive officers.

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

     In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's Common Stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. The Company was unsuccessful in its attempt to do the public offering and none of these options had been exercised as of September 30, 1998.

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

     Stan Abrams and David Hand each purchased 290,000 shares of the Company's common stock from Nathaniel for $435,000 pursuant to promissory notes. Each note, which bears interest at 6% per annum, is payable interest only on May 15, 1994, with the principal and accrued interest due and payable on May 15, 1995. No interest was collected from either of the individuals. In the spring of 1994, the agreements were rescinded, the 580,000 shares of stock were returned to Nathaniel, and the promissory notes were cancelled.

     In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlicht and Stan Abrams, respectively, the Company's Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

Item 13. Exhibits and Reports on Form 8-K:
         ---------------------------------

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

         Exhibit No.       Description

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

         Exhibit No.       Description

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

         Exhibit No.       Description

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

          August 15, 2001
                                                   WASTE CONVERSION SYSTEMS, INC


                                                   BY:  /s/ Glenna Price
                                                      ------------------
                                                   Glenna Price, Secretary

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                Title                         Date


          /s/ Gregory Johnson      President, Chief Executive    August 14, 2001
          -------------------      Officer and Director
          Gregory Johnson



          /s/ Robert Heidmann      Vice President and            August 14, 2001
          -------------------      Director
          Robert Heidmann



          /s/ Glenna Price         Secretary/Treasurer, Chief    August 15, 2001
          ----------------         Financial Officer and
          Glenna Price             Director

                         WASTE CONVERSION SYSTEMS, INC.

                              Financial Statements
                                      and
                          Independent Auditors' Report

                               September 30, 1998

                                                                          BAILEY
                                                            SAETVEIT & CO., P.C.
                                                    Certified Public Accountants

                          Independent Auditors' Report
                          ----------------------------


Board of Directors
Waste Conversion Systems, Inc.
St. Paul, Minnesota


We have audited the accompanying consolidated balance sheet of Waste Conversion Systems, Inc. (a Nevada corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, capital deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Conversion Systems, Inc. as of September 30, 1998, and the results of its operations and changes in its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements may not include all adjustments that might result from the outcome of this uncertainty.



  /s/ Bailey Saetveit & Co., P.C.
---------------------------------
Bailey Saetveit & Co., P.C.


August 7, 2001



      Tower 1, Suite 611 - 12835 East Arapahoe Road - Englewood, CO 80112
     (303) 799-4100 - Fax: (303) 790-8100 - E-mail: cpas@baileysaetveit.com


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                           Consolidated Balance Sheet
                               September 30, 1998

                                     ASSETS
                                     ------

                                                                        $      --
                                                                        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
Accounts payable                                                        $   103,520
Notes payable                                                               938,240
Stockholders' loans payable                                                 115,000
Accrued payroll taxes                                                         2,355
Accrued interest payable                                                    651,526
                                                                        -----------

Total current liabilities                                                 1,810,641
                                                                        -----------

Stockholders' equity (deficit):
Preferred stock, $1 par value, 500,000 shares authorized, none issued          --
Common stock, $0.01 par value, 50,000,000 shares authorized,
  6,207,236 shares outstanding                                               62,072
Additional paid-in capital                                                4,879,134
Accumulated deficit                                                      (6,751,847)
                                                                        -----------

Total stockholders' equity (deficit)                                     (1,810,641)
                                                                        -----------

                                                                        $      --
                                                                        ===========

                            See accompanying notes.



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statement of Operations
                 For the Years Ended September 30, 1998 and 1997

                                                           1998           1997
                                                       -----------    -----------


General and administrative expenses                    $      --      $      --
                                                       -----------    -----------

Loss from operations                                          --             --

Other income (expense) - interest expense                 (140,728)      (142,118)
                                                       -----------    -----------

Loss before extraordinary item                            (140,728)      (142,118)

Extraordinary item - gain on extinguishment of debt        156,188          6,507
                                                       -----------    -----------

Net income (loss)                                      $    15,460    $  (135,611)
                                                       ===========    ===========


Earnings per share:
Loss before extraordinary item                         $     (0.02)   $     (0.02)

Net income (loss)                                      $      0.01    $     (0.02)

Weighted average number of common shares outstanding     6,207,236      6,207,236




                            See accompanying notes.
                                       F-3



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Consolidated Statement of Capital Deficit
                 For the Years Ended September 30, 1998 and 1997


                                                            Additional                       Total
                                      Common Stock            Paid-In                       Capital
                                 Shares         Amount        Capital        Deficit        Deficit
                              -----------    -----------    -----------    -----------    -----------

Balance, October 1, 1996        6,207,236    $    62,072    $ 4,879,134    $(6,631,696)   $(1,690,490)

Net loss                         (135,611)      (135,611)
                              -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1997     6,207,236    $    62,072    $ 4,879,134    $(6,767,307)   $(1,826,101)

Net income
                                                                                15,460         15,460
                              -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1998     6,207,236    $    62,072    $ 4,879,134    $(6,751,847)   $(1,810,641)
                              ===========    ===========    ===========    ===========    ===========




                             See accompanying notes.
                                       F-4



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                       Consolidated Statement of Cash Flow
                 For the Years Ended September 30, 1998 and 1997

                                                                   1998         1997
                                                                 ---------    ---------
Operating activities:
 Net income (loss)                                               $  15,460    $(135,611)
 Adjustments to reconcile net loss to cash provided (used) by operating activities:
  Net change in assets and liabilities:
  Accounts payable                                                (156,188)      (6,507)
  Accrued expenses                                                 140,728      142,118
                                                                 ---------    ---------


Net cash  provided (used) by operating activities                     --           --
                                                                 ---------    ---------


Net increase in cash                                                  --           --

Cash, beginning of period                                             --           --
                                                                 ---------    ---------
Cash, end of period                                              $    --      $    --
                                                                 =========    =========


Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest                                                         $    --      $    --
Income taxes                                                          --           --

Non-cash transactions:
Extraordinary item - extinguishment of debt                      $ 156,188    $   6,507




                             See accompanying notes.
                                       F-5

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                               September 30, 1998

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

         Income (loss) Per Share
         Income  (loss) per common  share is  computed  by  dividing  net income
         (loss) by the weighted average number of common shares outstanding. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share.

         Cash
         For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1998

1.       Significant Accounting Policies (continued)

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal years ended September 30, 1998 and 1997 to be capitalized and deferred to future periods.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1998

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on the Company's results of operations and financial position was not material

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1998


   2.    Extraordinary Item

         Extinguishment of Debt

         Since the Company ceased operations in 1996, they have not paid any of their obligations. For those trade creditors and note holders which did not eFxtend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gain is $156,188 ($.03 per share) for fiscal 1998 and $6,507 for fiscal 1997.

   3.    Settlement with Yuma County and Related Creditors

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

         Although the final settlement with Yuma County was not reached until November 1997, the Company reflected the settlement as of August 1996 since that is the date the Company was relieved of its obligation to the creditors. The net effect of the settlement, reflected as an extraordinary item in fiscal 1996, net of costs is $60,452, which is the amount of liabilities relieved in excess an extraordinary item value of assets given up.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1998

   4.    Related Party Transactions (continued)

         Transactions with Major Stockholder (continued)

         The officers also serve as "President-agent" and "Secretary-agent" of Nathaniel for the purpose of any business activities of Nathaniel in the United States and Canada. Both have the full power and authority to negotiate and execute agreements and other documents on behalf of Nathaniel. Nathaniel holds all of the rights, patented or otherwise, outside of the United States, to the thermal burner. Substantial amounts of the Company's operating expenses have been paid through Nathaniel's bank account and recorded as advances to stockholder. During 1996, Nathaniel exchanged its debt of $518,548 for the existing patents. The excess of $414,423, over the book value of the patents, has been treated as additional paid-in-capital.

         Stockholders' Loans

         Stockholders' loans consisted of the following at September 30, 1998:

          Prime + 1% demand note*                                    $   100,000

          Non-interest bearing demand note                                15,000
                                                                     -----------
                                                                     $   115,000
                                                                     ===========



         * The prime + 1% notes which totaled $258,449, were reduced by a total of $158,499 (plus accrued interest) in February 1993 in exchange for the issuance of 266,974 shares of common stock and the issuance of an option to purchase 222,500 shares at $2.00 per share, expiring in ten years. $55,000 of the revised demand note bears interest at 7%, with the remaining $45,000 at 6.5%.

   5.    Notes Payable

         Notes payable at September 30, 1998 consist of:

          8.5% notes due December 31, 1993 from
           sale of securities units*                                 $   880,000

          10% unsecured loan for past due rent**                          58,240
                                                                     -----------
                                                                     $   938,240
                                                                     ===========


         * In connection with the sale of 1,250,000 shares in fiscal 1993, the Company has received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000 in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, which expired in December 1995. None of these warrants had been exercised as of September 30, 1998. The Company was in default on these loans at September 30, 1998.

         ** A judgment was entered by the landlord against the Company in April 1995 in the amount of $130,793, including accrued interest.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1998

   6.    Available Carryforwards

         The Company has, for income tax purposes, approximately $6,275,000 in net operating loss carryforwards at September 30, 1998, available to offset future years' taxable income and expiring in varying amounts through the year 2012. A deferred tax asset of approximately $2,447,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109. The net change in fiscal 1998 in total valuation allowance was $6,000.

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

         In connection with a stock sale in October 1994 the Company issued warrants to purchase 1,100,000 shares of the Company's common stock at $.50 per share. The warrants expire in October 1999. At September 30, 1998, none of the warrants had been exercised.

         The Company accounts for non-employee stock options and warrants under SFAS 123, whereby option and warrant costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement.

         The stock options and warrants were granted under financing agreements with no stated value. The Company incurred and accrued no material expense under these options and warrants.

   8.    Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of WCSI with authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares had been issued as of September 30, 1998.

   9.    Going Concern

         The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $1,810,641 at year end. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities. The Company may also attempt to negotiate some or all of its liabilities.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Concluded
                               September 30, 1998

  10.    Commitments and Contingencies

         Litigation

         The Company had approximately $300,000 in unpaid judgments against it.

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