Form 10KSB
period 1999-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-17
CIK 806171

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 1999

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

Page 1 of 18 Pages. Exhibits are indexed on page 14.


                       (Cover page continued on next page)

     State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 1999, 6,207,236 shares of Common Stock, $.01 par value.


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: At this time it is not economically feasible for the company to acquire such information due to the financial condition of the company.

     Documents incorporated by reference: none

Transitional Small Business Disclosure Format (Check One).  Yes    No X
                                                               ---   ---
                                       2

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

                                     PART I

Item 1. Description of Business:
        ------------------------

     Business Development. Waste Conversion Systems, Inc. ("Company") is a Nevada corporation organized in October 1986. In June 1987, the Company acquired a 75% interest in two patents covering Thermal Combustor technology from Stan Abrams and David Hand, two of its present officers and directors, and a former officer and director. The remaining interest in these patents is held by a nonaffiliated person who is not entitled to receive any royalty or other compensation as a result of the Company's activities with the Thermal Combustor. In January 1993, a new patent on the Thermal Combustor technology was issued to Messrs. Abrams and Hand and assigned by them to the Company. A further patent application, also assigned to the Company, directed to the traveling gate construction of the Thermal Combustor, has been allowed by the United States Patent and Trademark Office and will be issued as a patent in due course. The Company believes the new patents, which are 100% owned by the Company, so improved the technology that it is substantially different from the technology covered by the initial patents. As of September 30, 1996, these patents were assigned to Nathaniel Ltd. ("Nathaniel") in exchange for the debt owed by the Company to Nathaniel. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

     During fiscal years 1998 and 1999, the Company did not sell any Thermal Combustors. The Company did not receive any revenue during those fiscal years from the BTU Program. The Company ceased operations in August 1996.

     Marketing and Sales. The Company's marketing program focused on (i) users which generate substantial amounts of waste products that can be converted or recycled into a fuel source for use with the Thermal Combustor and (ii) users with substantial energy requirements that can utilize readily available waste products as an alternative fuel source for providing energy.

     The Company has not engaged in any marketing activities since fiscal year 1996. The Company did not sell any Thermal Combustor Systems in fiscal years 1994 through 1999. In August 1996, the Company essentially ceased operations. The Company has sold a total of 23 Thermal Combustor Systems in the United States and 6 Systems, through Nathaniel, to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

     In May 1996, Yuma County stopped the final testing of the Thermal Combustor and ancillary equipment that the Company was installing under a 1993 contract. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could not longer realize a profit on this contract, the Company elected to turn the project over to the project's creditors rather than continue with the arbitration. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment. This project has adversely affected the Company's financial condition, and the Company stopped operations in August 1996.

     Distributorships. The Company's marketing was also carried out through distributorships. The Company granted two distributorships in the United States. Nathaniel and the Company granted three distributorships. Nathaniel, which held a nonexclusive marketing rights to the Thermal Combustor outside the United States, granted two additional marketing distributorships. The distributorship agreement with Nathaniel expired in March 1999. None of these distributorships made any sales during fiscal years 1998 or 1999.

     A majority of the Thermal Combustor total sales have been generated directly by the Company's efforts. While Management believed that the loss of any particular distributor would not have a material adverse impact on the Company's operations, the failure of all of the distributorships to make any sales during fiscal years 1998 and 1999 have materially effected the operations and the financial condition of the Company.

     Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. As of September 30, 1999, the Company does not have a backlog.

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

     Employees. The Company had no employees during fiscal year 1999.


     Research and Development. The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

Item 2. Properties:
        -----------

     Description of Properties. The Company did not maintain any offices in 1999.


Item 3. Legal Proceedings:
        ------------------

     The State of Colorado's tax liens, which were filed in 1994 and 1995, in the total amount of $2,355 plus penalties and interest, are outstanding.

     The 1994 judgment against the Company in Sigma Prime Properties, Inc. v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and is currently in the amount of approximately $9,299.11, including post-judgment interest.

     The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010) now totals approximately $154,335.80, including post-judgment interest, remains unpaid.

     The 1996, a judgment was entered against the Company in Iron Mountain Industries, Inc. v. Waste Conversion Systems, Inc. (Denver County Court File No. 96 P 85333), currently in the amount of approximately $8221.75, remains unpaid.

     On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index No. 95-00720) in the amount of $152,000, plus post-judgment interest. This judgment remained unpaid as of September 30, 1999.

     The Company is also involved in collection proceedings brought by some of its trade creditors.

     These proceeding, individually and cumulatively, have adversely affected the operations and financial condition of the Company. The Company stopped all operations in August 1996.

Item 4. Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------

     No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 1999 to a vote of its security holders, through the solicitation of proxies or otherwise.

                                    PART I I

Item 5.   Market for Company's Common Equity and Related Stockholder Matters:
          -------------------------------------------------------------------

     There was not active market for the Company's common stock. The stock was traded on a very limited basis in limited volumes on the over-the-counter market. It was included in the NASD's OTC Bulletin Board under the symbol, "WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

     The range of high and low bid and asked quotations for the Company's common stock for fiscal years 1998 and 1999 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

     A range of high and low quotations for the Company's Common Stock for fiscal years 1998 and 1999 is listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not present actual transactions.

                                      1998                          1999
                                 Low        High               Low        High

     First Quarter             $0.005      $0.080            $0.002      $0.002
     Second Quarter            $0.005      $0.100            $0.002      $0.002*
     Third Quarter             $0.002      $0.002            $0.002      $0.002
     Fourth Quarter            $0.002      $0.002*           $0.002      $0.002

*No trades in this time period were reported.

     In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 1999, none of these options had been exercised.

     On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, and a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock to David Zaidner and 300,000 shares of the Company's restricted common stock to G. Kastl in exchange for $500,000 in private financing. The Board also authorized the issuance, pursuant to Rule 144, of 100,000 shares of the Company's restricted common stock and a five-year warrant to purchase 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees for Mr. Eisenstat's services in negotiating the private financing. As of September 30, 1999, none of these warrants had been exercised.

     At September 30, 1999 there were 289 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation:
        ----------------------------------------------------------

     Plan of Operation. The Company has had no revenues for the last two fiscal years. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy its cash needs. The Company ceased operations in August 1996.

     Liquidity and Capital Resources. As of September 30, 1999, the Company's working capital deficit positions decreased $144,319 over that of September 30, 1998 primarily as a result of accrued interest expense of $144,319. Cash used in operating activities was $0 in 1999 and $0 in 1998. Financing activities generated $0 in 1999 and $0 in 1998. During 1996 the Company ceased operations.

     On July 2, 1993, the Company finalized a $435,000 contract with Yuma County in the State of Colorado for a Thermal Combustor and ancillary equipment. Yuma County received a $290,000 grant from the State of Colorado and third party financing for the balance of the contract is in place. The Company received the requisite air quality permit from the State of Colorado for this project on November 8, 1993. The Company arranged for interim financing for this project. The Company agreed to issue 150,000 restricted common shares to two investors in exchange for loans of $125,000 and $110,000. These funds were used to construct the Yuma County RDF project. The county completed its building in the spring of 1995 and construction began in earnest in the summer of 1995 and continued throughout 1995. In May of 1996 the Company started its final phase of testing and the county brought the testing to a halt. As a result, the Company and the county entered binding arbitration in August of 1996. In August, the Company elected to turn the project over to the creditors as there was nothing the Company could gain by remaining in the project. The county and the creditors came to an agreement which the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment.

     Results of Operations for the Year Ended September 30, 1999 and 1998. The Company ceased operations in the third quarter of 1996. During the years ended September 30, 1999 and 1998, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program. There were no revenues in 1999 or 1998.

     There were no selling, general and administrative expenses for the year ended September 30, 1999. Interest expense was $144,319 in 1999, compared to $140,728 in 1998 due to interest being calculated on the same liabilities for the two periods.

     During the year ended September 30, 1999, the Company's net loss was $144,319 a decrease of $159,779 from the 1998 net income of $15,460. The change was the net effect of the write off of $156,188 in accounts payable in fiscal year 1998.

     1998 Compared to 1997. Total revenues recognized in 1998 were $0 as were the revenues in 1997. There were no other sales in either 1998 or 1997.

     The 1998 income of ($15,460) was $151,071 greater than the 1997 loss of ($135,611). The income in fiscal 1998 was due to the write off of accounts payable.

     The  Company  maintains  no  off-balance   sheet  financial   arrangements.
Additionally, there are no significant commitments for capital expenditures.

     Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.


     Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 1999 and 1998.

Item 7. Financial Statements:
        ---------------------

     See pages F-1 through F-12 or this information.

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

Item 8. Changes in and  Disagreements  with  Accountants  on Accounting and
        -------------------------------------------------------------------
        Financial Disclosures:
        ----------------------


     In fiscal years 1998 and 1999, the auditors stated that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

                                   PART I I I

Item 9. Directors, Executive Officers, Promoters and Control Persons.
        -------------------------------------------------------------

     The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company. All directors are elected at the annual meeting of stockholders to serve one year or until their successors are elected and qualified. Officers of the Company are elected annually by, and serve at the discretion of the Board of Directors.

          Name                 Age     Position                   Director Since

          Stan Abrams          59      President                        6/87
                                       Chief Executive Officer
                                       Director

          James C. Woodley     51      Secretary/Treasurer              9/92
                                       Chief Financial Officer
                                       Director

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

Item 10. Executive Compensation:
         -----------------------

     No executive officer has received any salary, bonus or other annual compensation since 1995. No executive officer has had any form of long-term compensation arrangement with the Company. No health insurance, retirement, pension, profit sharing or similar program is currently in effect.

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

     The Board did not grant any  incentive  stock  options  during  fiscal year
1999.

     A nonqualified option purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options were exercised during fiscal year 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management:
         ---------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               ------------------------------------------------

          The following table sets forth information as of September 30, 1999 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated.

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

          (b)  Security Ownership of Management:
               ---------------------------------

          The following table sets forth information as of September 30, 1999 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

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

     Nathaniel held the nonexclusive marketing rights to the patented Thermal Combustor technology outside of the United States. Nathaniel had an exclusive agreement to purchase from the Company all Thermal Combustors sold outside the United States by Nathaniel. The agreement expired in March 1999.

     In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. The Company was unsuccessful in its attempt to do the public offering. None of these options had been exercised as of September 30, 1999.

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

       Exhibit No.         Description

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

         10.6 Distributorship Agreement dated September 7, 1988, with Phoenix Oil and Gas Corporation (Australia/New Zealand Distributorship) (incorporated by reference to Exhibit 10.10 to Registrant's Registration
                           Statement on Form SB-2 (33-58972)). Exhibit No. Description 10.7 Exclusive Distributorship Agreement, dated December 16, 1991, with Yamako Corporation (Japan Distributorship) (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form SB-2 (33-58972)).

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

         10.12 Letter Agreement effective May 17, 1993 with Zahav, Inc. (incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.13 Letter Agreement with David Zaidner, effective April 22, 1993 (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.14 Letter Agreement effective April 21, 1993 with KF Chemical Co., Ltd. (incorporated by reference to
                           Exhibit 10.24 to Registrant's Registration Statement on Form SB-2 (33-62990)).

       Exhibit No.         Description

         10.15 Letter Agreement effective May 21, 1993 with 840870 Ontario Limited (incorporated by reference to Exhibit
                           10.25 to Registrant's Registration Statement on Form SB-2 (33-62990)).

         10.16 Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to Registrant's 1993 Form 10-KSB).

         10.17 Certified Resolutions of the August 31, 1994 Board of Directors' Meeting approving and authorizing the issuance of 150,000 shares of restricted common stock to Jules Nordlicht and 150,000 shares of restricted common stock to Stan Abrams in exchange for loans to the Company (incorporated by reference to Exhibit
                           10.25 of Registrant's 1994 Form 10-KSB (33-58972)).

         10.18 Minutes of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 1,000,000 shares of the Company's restricted common stock, pursuant to Rule 144, and warrants to purchase 1,000,000 restricted shares of the Company's common stock in exchange for $500,000 in private financing (incorporated by reference to Exhibit 10.25 of Registrant's 1995 Form 10-KSB (33-58972)).

         10.19 Certified Resolutions of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees (incorporated by reference to Exhibit 10.26 of Registrant's 1995 Form 10-KSB (33-58972)).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         August 15, 2001
                                                   WASTE CONVERSION SYSTEMS, INC


                                                   BY: /s/ Glenna Price
                                                       -----------------
                                                       Glenna Price, Secretary

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



          /s/ Robert Heidmann    Vice President and              August 14, 2001
          -------------------    Director
          Robert Heidmann



          /s/ Glenna Price       Secretary/Treasurer, Chief      August 15, 2001
          ----------------       Financial Officer and
          Glenna Price           Director

                         WASTE CONVERSION SYSTEMS, INC.

                              Financial Statements
                                      and
                          Independent Auditors' Report

                               September 30, 1999

                                                                          BAILEY
                                                            SAETVEIT & CO., P.C.
                                                    Certified Public Accountants

                          Independent Auditors' Report



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




/s/ Bailey Saetveit & Co., P.C.
-------------------------------
Bailey Saetveit & Co., P.C.

August 8, 2001



       Tower 1, Suite 600 - 12835 East Arapahoe Road - Englewood, CO 80112
      (303) 799-4100 - Fax (303) 790-8100 - E-mail cpas@baileysaetveit.com


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                           Consolidated Balance Sheet
                               September 30, 1999


                                     ASSETS
                                     ------

                                                                          $      --
                                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $   103,520
  Notes payable                                                               938,240
  Stockholders' loans payable                                                 115,000
  Accrued payroll taxes                                                         2,355
  Accrued interest payable                                                    795,845
                                                                          -----------


Total current liabilities                                                   1,954,960
                                                                          -----------

Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
   6,207,236 shares outstanding                                                62,072
  Additional paid-in capital                                                4,879,134
  Accumulated deficit                                                      (6,896,166)
                                                                          -----------
Total stockholders' equity (deficit)                                       (1,954,960)
                                                                          -----------
                                                                          $      --
                                                                          ===========


                             See accompanying notes.
                                       F-2



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statement of Operations
                 For the Years Ended September 30, 1999 and 1998


                                                           1999           1998
                                                       -----------    -----------


General and administrative expenses                    $      --      $      --
                                                       -----------    -----------

 Loss from operations                                         --             --

Other income (expense) - interest expense                 (144,319)      (140,728)
                                                       -----------    -----------

Loss before extraordinary item                            (144,319)      (140,728)

Extraordinary item - gain on extinguishment of debt           --          156,188
                                                       -----------    -----------

 Net income (loss)                                     $  (144,319)   $    15,460
                                                       ===========    ===========


Earnings per share:
 Loss before extraordinary item                        $     (0.02)   $     (0.02)

 Net income (loss)                                     $     (0.02)   $      0.01

Weighted average number of common shares outstanding     6,207,236      6,207,236



                            See accompanying notes.
                                       F-3



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Consolidated Statement of Capital Deficit
                 For the Years Ended September 30, 1999 and 1998

                                                             Additional                      Total
                                     Common Stock             Paid-In                       Capital
                                Shares         Amount         Capital       Deficit         Deficit
                              -----------    -----------    -----------   -----------     -----------

Balance, October 1, 1997        6,207,236    $    62,072    $ 4,879,134   $(6,767,307)     (1,826,101)

Net income                         15,460         15,460
                              -----------    -----------    -----------   -----------     -----------

Balance, September 30, 1998     6,207,236    $    62,072    $ 4,879,134   $(6,751,847)    $(1,810,641)

Net loss                         (144,319)      (144,319)
                              -----------    -----------    -----------   -----------     -----------

Balance, September 30, 1999     6,207,236    $    62,072    $ 4,879,134   $(6,896,166)    $(1,954,960)
                              ===========    ===========    ===========   ===========     ===========


                             See accompanying notes.
                                       F-4



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statement of Cash Flows
                 For the Years Ended September 30, 1999 and 1998

                                                                  1999         1998
                                                                ---------    ---------

Operating activities:
 Net income (loss)                                              $(144,319)   $  15,460
 Adjustments to reconcile net loss to cash provided (used) by operating activities:
 Net change in assets and liabilities:
 Accounts payable                                                    --       (156,188)
Accrued expenses                                                  144,319      140,728
                                                                ---------    ---------
  Net cash  provided (used) by operating activities                  --           --
                                                                ---------    ---------


Net increase in cash                                                 --           --

Cash, beginning of period                                            --           --
                                                                ---------    ---------
Cash, end of period                                             $    --      $    --
                                                                =========    =========


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                      $    --      $    --
  Income taxes                                                       --           --
Non-cash transactions:
  Extraordinary item - extinguishment of debt                   $    --      $ 156,188



                            See accompanying notes.
                                       F-5

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                               September 30, 1999

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

         Cash

         For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries
                                        .
                    Notes to Financial Statements, Continued
                               September 30, 1999

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1999

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1999


2.       Extraordinary Item

         Extinguishment of Debt

         Since the Company ceased operations in 1996, they have not paid any of their obligations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gain is $156,188 ($0.03 per share) for fiscal 1998.

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

         Although the final settlement with Yuma County was not reached until November 1997, the Company reflected the settlement as of August 1996 since that is the date the Company was relieved of its obligation to the creditors. The net effect of the settlement reflected as other income in fiscal 1996 net of costs is $60,452, which is the amount of liabilities relieved in excess of the net book value of assets given up.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1999

4.       Related Party Transactions (continued)

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

         Stockholders' Loans

         Stockholders' loans consisted of the following at September 30, 1999:

            Prime + 1% demand note*                                   $  100,000

            Non-interest bearing demand note                              15,000
                                                                      ----------
                                                                      $  115,000
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


5.       Notes Payable

         Notes payable at September 30, 1999 consist of:

            8.5% notes due December 31, 1993 from
             sale of securities units*                                $  880,000

            10% unsecured loan for past due rent**                        58,240
                                                                      ----------
                                                                      $  938,240
                                                                      ==========



         * In connection with the sale of 1,250,000 shares in fiscal 1993, the Company has received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000 in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, which expired in December 1995. None of these warrants had been exercised as of September 30, 1999. The Company was in default on these loans at September 30, 1999.

         ** A judgment was entered by the landlord against the Company in April 1995 in the amount of $154,336, including accrued interest.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 1999

6.       Available Carryforwards

         The Company has, for income tax purposes, approximately $6,419,000 in net operating loss carryforwards at September 30, 1999, available to offset future years' taxable income and expiring in varying amounts through the year 2013. A deferred tax asset of approximately $2,503,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The net change in fiscal 1999 in total valuation allowance was $56,000.

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

         In connection with a stock sale in October 1994 the Company issued warrants to purchase 1,100,000 shares of the Company's common stock at $.50 per share. The warrants expire in October 1999. At September 30, 1999, none of the warrants had been exercised.

         The Company accounts for non-employee stock options and warrants under SFAS 123, whereby option or warrant costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measurement.

         The stock options and warrants were granted under financing agreements with no state value. The Company incurred and accrued no material expense under these options or warrants.

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

         No preferred shares had been issued as of September 30, 1999.

9.       Going Concern

         The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $1,954,960 at year end. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities. The Company may also attempt to negotiate some or all of its liabilities.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Concluded
                               September 30, 1999

10.      Commitments and Contingencies

         Litigation

         The Company had approximately $326,000 in unpaid judgments against it.

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