Form 10KSB
period 2000-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-17
CIK 806171

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 2000

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

Page 1 of 19 Pages. Exhibits are indexed on page 14.

     State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 2000, 6,207,236 shares of Common Stock, $.01 par value.

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

                                     PART I

Item 1. Description of Business:
        ------------------------

     Business Development. Waste Conversion Systems, Inc. ("Company") is a Nevada corporation organized in October 1986. In June 1987, the Company acquired a 75% interest in two patents covering Thermal Combustor technology from Stan Abrams and David Hand, two of its present officers and directors, and a former officer and director. The remaining interest in these patents is held by a nonaffiliated person who is not entitled to receive any royalty or other compensation as a result of the Company's activities with the Thermal Combustor. In January 1993, a new patent on the Thermal Combustor technology was issued to Messrs. Abrams and Hand and assigned by them to the Company. A further patent application, also assigned to the Company, directed to the traveling gate construction of the Thermal Combustor, has been allowed by the United States Patent and Trademark Office and will be issued as a patent in due course. The Company believes the new patents, which are 100% owned by the Company, so improved the technology that it is substantially different from the technology covered by the initial patents. As of September 30, 1996, the Company exchanged these patents for the debts that it owed to Nathaniel, Ltd. ("Nathaniel") See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

     During fiscal years 1999 and 2000, the Company did not sell any Thermal Combustors. The Company did not receive any revenue during those fiscal years from the BTU Program. The Company ceased operations in August 1996.

     Marketing and Sales. The Company's marketing program focused on (i) users which generate substantial amounts of waste products that can be converted or recycled into a fuel source for use with the Thermal Combustor and (ii) users with substantial energy requirements that can utilize readily available waste products as an alternative fuel source for providing energy.

     The Company has not engaged in any marketing activities since fiscal year 1996. The Company did not sell any Thermal Combustor Systems in fiscal years 1994 through 2000. In August 1996, the Company ceased operations. The Company has sold a total of 23 Thermal Combustor Systems in the United States and 6 Systems, through Nathaniel, to distributors located in the United Kingdom, Australia/New Zealand, South Korea, Canada and Japan.

     In May 1996, Yuma County stopped the final testing of the Thermal Combustor and ancillary equipment that the Company was installing under a 1993 contract. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could no longer realize a profit on this contract, the Company elected to turn the project over to the project's creditors rather than continue with the arbitration. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment. This project adversely affected the Company's financial condition and operations.

     Distributorships. The Company's marketing was also carried out through distributorships. The Company granted two distributorships in the United States. Nathaniel and the Company granted three distributorships. Nathaniel, which held nonexclusive marketing rights to the Thermal Combustor outside the United States, granted two additional marketing distributorships. The distributorship agreement with Nathaniel expired in March 1999. None of these distributorships made any sales during fiscal years 1999 or 2000.

     A majority of the Thermal Combustor total sales have been generated directly by the Company's efforts. While Management believed that the loss of any particular distributor would not have a material adverse impact on the Company's operations, the failure of all of the distributorships to make any sales since fiscal year 1995 has had a material adverse effect upon the operations and the financial condition of the Company.

     Backlog. The Company does not consider that it has a backlog of projects or proposals until various contract contingencies, such as permit approval, fuel source selection or financing, have been satisfied. As of September 30, 2000, the Company does not have a backlog.

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

     The installation of a Thermal Combustor System requires a construction permit and an air quality permit. These permits are issued either by the state, the county and/or the municipality. The Company applied for an initial air quality permit. When compliance with the regulatory agency's air quality standards was demonstrated through independent testing, a permit was issued. Thereafter, annual or semi-annual independent tests may be required to assure compliance with the permit's specifications and ongoing air quality regulations. The Company encountered no difficulty in obtaining the necessary air permits for the Systems it has sold or that were under contract.

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

     Competition. The alternative fuel industry is a rapidly changing field of technology. The Company recognized that to be competitive it needed to pursue courses of action designed to further expand the application and utilization of the Thermal Combustor. While the Company's management believed that the compactness, flexibility of multi-fuel capability and pricing of its Thermal Combustor provided the Company with a favorable position in the market, the Company lacks sufficient financial resources prevented it from effectively competing in that market. The Company's competition can be expected to have financial and marketing resources far greater than those available to the Company.

     Employees. The Company had no employees in fiscal 2000.


     Research and Development. The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

Item 2. Properties:
        -----------

     Description of Properties. The Company did not maintain any offices in fiscal 2000.


Item 3. Legal Proceedings:
        ------------------

     The State of Colorado's tax liens, which were filed in 1994 and 1995, in the total amount of $2,355 plus penalties and interest, are outstanding.

     The 1994 judgment against the Company in Sigma Prime Properties, Inc. v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and is currently in the amount of approximately $10,043.04, including post-judgment interest.

     The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010), currently in the amount of approximately $182,656.24, including post-judgment interest, remains unpaid.

     The 1996 judgment against the Company in Iron Mountain Industries, Inc. v. Waste Conversion Systems, Inc. (Denver County Court File No. 96 P 85333), currently in the approximate amount of $8,879.49, remains unpaid.

     On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,000, plus post-judgment interest. This judgment remained unpaid as of September 30, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------

     No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 2000 to a vote of its security holders, through the solicitation of proxies or otherwise.

                                    PART I I

Item 5.   Market for Company's Common Equity and Related Stockholder Matters.
          -------------------------------------------------------------------

     There was no active market for the Company's common stock. The stock was traded on a very limited basis in limited volumes on the over-the-counter market. It was included in the NASD's OTC Bulletin Board under the symbol, "WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

     The range of high and low bid and asked quotations for the Company's common stock for fiscal years 1999 and 2000 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

     A range of high and low quotations for the Company's Common Stock for fiscal years 1999 and 2000 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                    1999                        2000
                                Low      High               Low      High
                                ---      ----               ---      ----
     First Quarter            $0.002    $0.002            $0.000    $0.002
     Second Quarter           $0.002    $0.002*           $0.000    $0.125
     Third Quarter            $0.002    $0.002            $0.030    $0.030
     Fourth Quarter           $0.002    $0.002            $0.010    $0.010

*No trades in this time period were reported.

     In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 2,000, none of these options had been exercised.

     On October 13, 1994, the Board of Directors authorized the issuance of 700,000 shares of the Company's restricted common stock, pursuant to Rule 144, and a five-year warrant to purchase another 1,000,000 shares of the Company's restricted common stock to David Zaidner and 300,000 shares of the Company's restricted common stock to G. Kastl in exchange for $500,000 in private financing. The Board also authorized the issuance, pursuant to Rule 144, of 100,000 shares of the Company's restricted common stock and a five-year warrant to purchase 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees for Mr. Eisenstat's services in negotiating the private financing. All of these warrants expired during fiscal year 2000 without being exercised.

     At September 30, 2000 there were 289 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation:
        ----------------------------------------------------------

     Plan of Operation. The Company has had no revenues for the last two fiscal years. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy its cash needs. The Company ceased operations in August 1996.

     Liquidity and Capital Resources. As of September 30, 2000 the Company's working capital deficit positions increased $1,534,342 over that of September 30, 1999 primarily as a result of writing off $728,000 in bridge loans, $115,000 in stockholder loans, $80,977 in accounts payable, and $638,145 in accrued interest expense. Cash used in operating activities was $0in 2000 and 1999.
Financing activities generated $0 in 2000 and $0 in 1999. During 1996 the company ceased operations.

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

     Results of Operations for the Year Ended September 30, 2000 and 1999. The Company ceased operations in the third quarter of 1996. During the years ended September 30, 2000 and 1999, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program. There were no revenues in 2000 or 1999, however, in fiscal 2000 the Company wrote off $80,977 in accounts payable, $638,145 in accrued interest, $115,000 in stockholder loans and $728,000 in bridge loans. This generated a net income of $1,534,342 for fiscal year 2000.

     There were no selling, general and administrative expenses for the year ended September 30, 2000. Interest expense was $27,780 in 2000, compared to $144,319 in 1999.

     During the year ended September 30, 2000, the Company's net income was $1,534,342 an increase of $1,678,661 from the 1999 net loss of $144,319. The change was the net effect of the write off of $80,977 in accounts payable, accrued interest expense of $638,145, stockholder loans $115,000 and $728,000 in bridge loans.

     1999 Compared to 1998. Total revenues recognized in 1999 were $0 as were the revenues in 1998. There were no other sales in either 1999or 1998.

     The 1999 loss of ($144,319) was $159,779 greater than the 1998 net income of ($15,460). The change was the net effect of the write off of $156,188 in accounts payable in fiscal 1998.

     The Company maintains no off-balance sheet financial arrangements. Additionally, there are no significant commitments for capital expenditures.

     Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.


     Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 2000 and 1999.

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

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosures:
          ----------------------

     In fiscal years 1999 and 2000, the auditors stated that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

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

     Name                    Age     Position                  Director Since

     Stan Abrams             60      President                         6/87
                                     Chief Executive Officer
                                     Director

     James C. Woodley        52      Secretary/Treasurer               9/92
                                     Chief Financial Officer
                                     Director

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

Item 10. Executive Compensation:
         -----------------------

     No salary, bonus or other annual compensation was paid to any executive officer since fiscal year 1995. No executive officer has had any form of long-term compensation arrangement with the Company. There is no health insurance, retirement, pension, profit sharing or similar program is currently in effect.

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

     The Board of Directors did not grant any incentive stock options during fiscal year 2000.

     A nonqualified option purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options was exercised during fiscal year 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management:
         ---------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners:
          ------------------------------------------------

     The following table sets forth information as of September 30, 2000 as to each person known by the Company to own beneficially more than 5% of its common stock. Except as noted below, each person has sole voting investment power over the shares indicated.

     Name and Address               Amount and Nature
     of Beneficial                  of Beneficial                      Percent
     Owner                          Ownership (l)                      of Class,

     840870 Ontario Limited           375,000                            5.64
     2828 Bathurst St.
     Suite 603
     Toronto, Ontario M6B 3A7

     Nathaniel Ltd.                 1,015,274(2)                        16.84
     P.O. Box 69
     Castle Rock CO 80104

     David Zaidner                    772,658                           12.45
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

     (b)  Security Ownership of Management:
          --------------------------------

     The following table sets forth information as of September 30, 2000 as to the shares of the Company's common stock beneficially owned by (i) the directors and (ii) executive officers and directors as a group. Except as noted below, each person has sole investment power over the shares indicated.

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

     Nathaniel held the nonexclusive marketing rights to the patented Thermal Combustor technology outside of the United States. Nathaniel had an exclusive agreement to purchase from the Company all Thermal Combustors sold outside the United States by Nathaniel. The agreement will expire in March 1999. The Thermal Combustors were sold to Nathaniel at the Company's cost plus a fixed fee based upon the size of the System sold. The agreement provided for a $150,000 fee from Nathaniel to the Company. Nathaniel has purchased six Thermal Combustors from the Company for its distributorships in the United Kingdom, Australia/New Zealand, South Korea and Japan. As part of this arrangement, in lieu of payment of the fee by Nathaniel to the Company, the Company's indebtedness to Nathaniel was reduced by $150,000 and recorded by the Company as additional paid-in capital.

     In 1993 the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock,
(ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. The Company was unsuccessful in its attempt to do the public offering. None of these options was exercised as of September 30, 2000.

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

         Exhibit No.       Description

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

         10.4 Copy of Ruling Letter, dated August 3, 1990 to Waste Conversion Systems, Inc. from Internal Revenue Service (incorporated by reference to Exhibit 10.15 to Registrant's 10-K Report for the fiscal year ended September 30, 1990). Exhibit No. Description 10.5 Joint Venture Agreement, dated February 9, 1988 with Keun Yang Co, Ltd. (Korea Distributorship) (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form SB-2 (33-58972)).

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

         10.10 Waste Conversion Systems, Inc. 1993 Shtock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated February 26, 1993).

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

         Exhibit No.       Description

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

         August 15, 2001
                                                   WASTE CONVERSION SYSTEMS, INC


                                                   BY: /s/ Glenna Price
                                                       ----------------
                                                       Glenna Price, Secretary

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

                               September 30, 2000

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



/s/ Bailey Saetveit & Co., P.C.
-------------------------------
Bailey Saetveit & Co., P.C.


August 8, 2001




       Tower 1, Suite 600 - 12835 East Arapahoe Road - Englewood, CO 80112
      (303) 799-4100 - Fax (303) 790-8100 - E-mail cpas@baileysaeveit.com



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                           Consolidated Balance Sheet
                               September 30, 2000

                                     ASSETS

                                                                        $      --
                                                                        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                                        $   22,543
 Notes payable                                                              210,240
 Accrued payroll taxes                                                        2,355
 Accrued interest payable                                                   185,480
                                                                        -----------
   Total current liabilities                                                420,618
                                                                        -----------

Stockholders' equity (deficit):
 Preferred stock, $1 par value, 500,000 shares authorized, none issued         --
 Common stock, $0.01 par value, 50,000,000 shares authorized,
   6,207,236 shares outstanding                                              62,072
 Additional paid-in capital                                               4,879,134
 Accumulated deficit                                                     (5,361,824)
                                                                        -----------
   Total stockholders' equity (deficit)                                    (420,618)
                                                                        -----------
                                                                        $      --
                                                                        ===========


                            See accompanying notes.
                                       F-2



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statement of Operations
                 For the Years Ended September 30, 2000 and 1999


                                                           2000           1999
                                                       -----------    -----------

General and administrative expenses                    $      --      $      --
                                                       -----------    -----------

 Loss from operations                                         --             --

Other income (expense) - interest expense                  (27,780)      (144,319)
                                                       -----------    -----------

Loss before extraordinary item                             (27,780)      (144,319)

Extraordinary item - gain on extinguishment of debt      1,562,122           --
                                                       -----------    -----------

 Net income (loss)                                     $ 1,534,342    $  (144,319)
                                                       ===========    ===========


Earnings per share:
 Loss before extraordinary item                        $      --      $     (0.02)

 Net income (loss)                                     $      0.25    $     (0.02)

Weighted average number of common shares outstanding     6,207,236      6,207,236



                             See accompanying notes.
                                       F-3



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Consolidated Statement of Capital Deficit
                 For the Years Ended September 30, 2000 and 1999

                                                            Additional                      Total
                                     Common Stock             Paid-In                      Capital
                                 Shares         Amount        Capital       Deficit        Deficit
                              -----------    -----------    -----------   -----------    -----------


Balance, October 1, 1998        6,207,236    $    62,072    $ 4,879,134   $(6,751,847)   $(1,810,641)

Net loss                                                                     (144,319)      (144,319)
                              -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1999     6,207,236    $    62,072    $ 4,879,134   $(6,896,166)   $(1,954,960)

Net income                                                                  1,534,342      1,534,342
                              -----------    -----------    -----------   -----------    -----------

Balance, September 30, 2000     6,207,236    $    62,072    $ 4,879,134   $(5,361,824)   $  (420,618)
                              ===========    ===========    ===========   ===========    ===========


                             See accompanying notes.
                                       F-4



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statement of Cash Flows
                 For the Years Ended September 30, 2000 and 1999

                                                                    2000           1999
                                                                -----------    -----------

Operating activities:
 Net income (loss)                                              $ 1,534,342    $  (144,319)
 Adjustments to reconcile net loss to cash provided (used) by operating activities:
   Net change in assets and liabilities:
   Accounts payable                                                 (80,977)          --
   Accrued expenses                                                (610,365)       144,319
   Notes payable                                                   (843,000)          --
                                                                -----------    -----------
    Net cash  provided (used) by operating activities                  --             --
                                                                -----------    -----------


Net increase in cash                                                   --             --

Cash, beginning of period                                              --             --
                                                                -----------    -----------
Cash, end of period                                             $      --      $      --
                                                                ===========    ===========


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                     $      --      $      --
   Income taxes                                                        --             --
 Non-cash transactions:
   Extraordinary item - extinguishment of debt                  $ 1,562,122    $      --



                             See accompanying notes.
                                       F-5

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                               September 30, 2000

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2000

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2000

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

         Going Concern

         The Company ceased operations in August of 1996. All assets not transferred to creditors were written off.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2000

   2.    Extraordinary Item

         Extinguishment of Debt

         Since the Company ceased operations in 1996, they have not paid any of their obligations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gain is $1,534,342 ($0.25 per share) for fiscal 2000.

   3.    Settlement with Yuma County and Related Creditors

         In May 1996, Yuma County stopped the final testing of the Thermal Combustor and ancillary equipment that the Company was installing under a 1993 contract. In August 1996, the Company and the county entered binding arbitration with regard to this contract. Because the Company could no longer realize a profit on this contract and rather than continue with the arbitration, the Company elected to turn the project over to the project's creditors. The county and the creditors came to an agreement whereby the county paid the creditors $100,000 and allowed them to remove their equipment. Some of the creditors received some compensation and some only received their equipment. \ Although the final settlement with Yuma County was not reached until November 1997, the Company reflected the settlement as of August 1996 since that is the date the Company was relieved of its obligation to the creditors. The net effect of the settlement reflected as other income in fiscal 1996 net of costs is $60,452 which is the amount of liabilities relieved in excess of the net book value of assets given up.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2000
   5.    Notes Payable

         Notes payable at September 30, 2000 consist of:

           8.5% notes due December 31, 1993 from
            sale of securities units*                                 $  152,000

           10% unsecured loan for past due rent**                         58,240
                                                                      ----------
                                                                      $  210,240
                                                                      ==========


         * In connection with the sale of 1,250,000 shares in fiscal 1993, the Company has received $680,000 in proceeds from the sale of units of its securities. Each unit consists of an 8.5% note, due at the earlier of December 31, 1993 or the completion of a proposed public offering of the Company's securities, and a warrant to purchase shares of common stock at $2.00 per share, expiring December 31, 1995. At September 30, 1993 the Company had granted 340,000 such warrants. The due dates of the notes were extended to April 1, 1994. An additional 100,000 shares of common stock were issued in November 1993 for $200,000 in exchange for a 6.0% note and a warrant to purchase 200,000 shares of common stock, which expired in December 1995. None of these warrants had been exercised as of September 30, 2000. The Company was in default on these loans at September 30, 2000. The Company wrote off all but $152,000 of these loans in 2000, due to the statute of limitations and judgments filed against the Company.

         ** A judgment was entered by the landlord against the Company in April 1995 in the amount of $182,116, including accrued interest.

   6.    Available Carryforwards

         The Company has, for income tax purposes, approximately $4,885,000 in net operating loss carryforwards at September 30, 2000, available to offset future years' taxable income and expiring in varying amounts through the year 2014. A deferred tax asset of approximately $1,905,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The net change in fiscal 2000 in total valuation allowance was $598,000.

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

         The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliable measurement.

         The stock options were granted under a financing agreement with no stated value. The Company incurred and accrued no material expense under these options.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Concluded
                               September 30, 2000
   8.    Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of WCSI with authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares had been issued as of September 30, 2000.

   9.    Going Concern

         The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $420,618 at year end. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities. The Company may also attempt to negotiate some or all of its liabilities.

  10.    Commitments and Contingencies

         Litigation

         The Company has approximately $355,000 in unpaid judgments against it.

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