Form 10QSB
period 2000-12-31
WASTE CONVERSION SYSTEMS INC
filed 2001-08-24
CIK 806171

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549



                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

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

                                 (303) 790-8300



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No__X___ (but are currently being brought up to date)

         State the number of outstanding of each class of common equity, as of the latest practicable date: June 30, 2001, 6,207,236 shares of Common Stock, $.01 par value.


         Transitional Small Business Disclosure Format: Yes ___; No_X__

                               TABLE OF CONTENTS\

                         Waste Conversion Systems, Inc.
                     For the Quarter Ended December 31, 2000

PART I      FINANCIAL INFORMATION

  Item 1.   Consolidated Balance Sheet dated December 31, 2000 (Unaudited).    3

            Consolidated  Statement  of  Operations  for the Three  Months
            Ended December 31, 2000 (Unaudited).                               4

            Consolidated  Statement  of Cash  Flows for the  Three  Months
            Ended December 31, 2000 (Unaudited).                               5

            Notes to Consolidated Financial Statements (Unaudited).            6

  Item 2.   Management's  Discussion  and Analysis of Financial  Condition
            and Results of Operation.                                          8

PART II     OTHER INFORMATION

  Item 6.   (a) Exhibits: None                                                11

            (b) Reports on Form 8-K:                                          11

                     Form 8-K filed July 2, 2001

                     Form 8-K/A filed July 6, 2001

                     Form 8-K/A filed July 20, 2001

SIGNATURE                                                                     12


                          PART I--FINANCIAL STATEMENTS

                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                           Consolidated Balance Sheet
                                December 31, 2000
                                   (UNAUDITED)


                                     ASSETS
                                     ------
                                                                               $     --
                                                                               ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
       Accounts payable                                                            22,543
       Notes payable                                                              210,240
       Accrued payroll taxes                                                        2,355
       Accrued interest payable                                                   195,193
                                                                               ----------

             Total current liabilities                                            430,331
                                                                               ----------

Stockholders' equity (deficit):
       Preferred stock, $1 par value, 500,000 shares authorized, none issued
       Common stock, $0.01 par value, 50,000,000 shares authorized,
       6,207,236 shares outstanding                                                62,072
       Additional paid-in capital                                               4,879,134
       Accumulated deficit                                                     (5,371,537)
                                                                               ----------

             Total stockholder's equity (deficit)                                (430,331)
                                                                               ----------

                                                                               $     --
                                                                               ==========



                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                      Consolidated Statement of Operations
                  For the Three Months Ended December 31, 2000
                                   (UNAUDITED)




                                                       Three Months Ended Dec. 31
                                                       --------------------------
                                                           2000           1999
                                                       -----------    -----------
General and administrative expenses                    $      --      $      --
                                                       -----------    -----------

      Loss from operations                                    --             --

Other income (expense) - interest expense                   (9,713)        (6,945)
                                                       -----------    -----------

      Net loss                                         $    (9,713)   $    (6,945)
                                                       ===========    ===========


Earnings per share:

      Net loss                                         $     (0.01)   $     (0.01)

Weighted average number of common shares outstanding     6,207,236      6,207,236



                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                      Consolidated Statement of Cash Flows
                  For the Three Months Ended December 31, 2000
                                   (UNAUDITED)


Operating activities:

       Net Income (loss)                                                  (9,713)
       Adjustments to reconcile net loss to cash provided (used) by operating activities:
               Net Change in assets and liabilities:
                      Accrued expenses                                     9,713
                                                                         -------

                      Net cash provided (used) by operating activities      --

Net increase in cash                                                        --

Cash, beginning of period                                                   --

Cash, end of period                                                      $  --
                                                                         =======


                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000, which was filed August 17, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Waste Conversion Systems, Inc. as of December 31, 2000 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ACCOUNTING POLICIES:

There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The
Company is required to adopt SAB 101 for its fiscal year ended September 30, 2001. The initial impact of SAB No. 101 on the Company's results of operations and financial position was not material.

SUMMARY OF BUSINESS:

Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. Waste Conversion Systems, Inc. ("WCSI") and its subsidiaries, (together, the "Company") were engaged in the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat. The Company also sold the thermal burner distributorship rights. In addition, the Company marketed fuel supply contracts called "B.T.U. Programs" whereby the Company would retrofit an existing boiler with a thermal burner at the Company's expense, and supply an alternative source of fuel over a specified term. Historically, a substantial portion of the Company's revenues has been from sales to a major stockholder.

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

The Company ceased operations in August of 1996 and turned over all of its remaining assets to certain creditors, including its patents which were transferred to a related party in exchange for partial debt relief.

INVENTORY:

The Company had no inventory as of December 31, 2000.

NET INCOME (LOSS) PER SHARE:

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share.

GOING CONCERN

The Company ceased operations in August of 1996. All assets not transferred to creditors were written off.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS.
         --------------

FORWARD LOOKING STATEMENTS:

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND ARE SUBJECT TO THE SAFE HARBOR PROVISIONS CREATED BY THAT STATUTE. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTERESTS," AND SIMILAR EXPRESIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN, AND IN PARTICULAR, THOSE CONTAINED IN THIS ITEM 2 AS WELL AS THOSE TO BE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB THAT MANAGEMENT ANTICIPATES WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS SOON AS IS REASONABLY POSSIBLE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE NEEDED TO REFLECT EVENTS OR CIRCUMSTSANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         OVERVIEW.
         --------

         Waste Conversion Systems, Inc. (the "Company") was originally incorporated as Health Equities Inc., on October 21, 1986. In June 1987, the Company's stockholders voted to acquire the Thermal Combustor patented technology and then changed the Company name to Waste Conversion Systems, Inc. The Company marketed Thermal Combustor Systems which used inexpensive industrial and agricultural waste products as fuel instead of fossil fuels, to produce steam that generated electricity, air-conditioning or heat. The Company also marketed Thermal Combustor distributorships and BTU Programs whereby the Company would retrofit an existing boiler with a Thermal Combustor System at the Company's expense and supply an alternative source of fuel over a specified term.

         Waste Conversion Systems, Inc. did not sell any Thermal Combustors in the first quarter of fiscal 2001. The Company has not received any revenue from its distributorships or its BTU Program. The Company ceased all operations in August 1996.

         The Company has no operations and will have no source of revenue. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no assurance, however, that management and/or significant shareholders will continue to supply such working capital. SEE RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES BELOW). The Company may not be able to satisfy any liabilities as they are incurred.

         RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.
         ------------------------------------------------------

         Plan of Operations: The Company has had no revenues for the last two fiscal years. The Company ceased operations in August 1996. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no assurance, however, that management and/or significant shareholders will continue to supply such working capital.

         Results of Operations, Liquidity and Capital Resources: The Company ceased operations in August 1996 and had no operations in the first quarter of fiscal 2001. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy its cash needs.

         As of December 31, 2000, the Company's outstanding liabilities were $430,331. The following claims and judgments were outstanding against the Company as of December 31, 2000:

         (a) Abacus Group Realty Holding Company obtained a judgment in Arapahoe County District Court in the State of Colorado against the Company on April 12, 1995 in the amount of $73,436.06. The amount of this judgment totaled approximately $193,446 as of December 31, 2000, including post-judgment interest.

         (b) Iron Mountain Industries, Inc. obtained a judgment in County Court in Denver Colorado against the Company on August 15, 1996 in the amount of $6,463.35. The amount of this judgment totaled approximately $9,056 as of December 31, 2000, including post-judgment interest.

         (c) The State of Colorado filed tax liens against the Company in 1994 and 1995 in the total amount of $2,355. These tax liens, plus interest and penalties remained outstanding on December 31, 2000.

         (d) Sigma Prime Properties, Inc. obtained a judgment against the Company in Arapahoe County District Court in the State of Colorado on June 16, 1994 in the amount of $6,185.32. The amount of this judgment totaled approximately $10,244 as of December 31, 2000, including post-judgment interest.

         (e) On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,108, plus post-judgment interest. The amount of this judgment totaled approximately $211,769 as of December 31, 2000, including post-judgment interest.

         THE COMMON STOCK OF THE COMPANY MAY NOT BE LIQUID.
         -------------------------------------------------

         There was no active market for the Company's common stock. The stock was traded on a very limited basis in limited volumes on the over-the-counter market. It was included in the NASD's OTC Bulletin Board under the symbol
"WSCY." Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

         The Company's common stock may not be liquid. According to the NASDAQ web page (www.nasdaq.com), the only trading activity of the Company's common stock during the first quarter of fiscal year 2001 was on November 14, 2000 at a price of $.010 for 500 shares. Prior to that, the last trade of the Company's common stock was on August 10, 2000 at a price of $.010 for 100 shares. Any swing in the price of the Company's stock may be magnified into a material reduction in price because of the low number of buyers who may purchase the stock. The trading price of the Company's stock may be extremely volatile in the future.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
----------------------------------------

         (A)      EXHIBITS: None

         (B)      REPORTS ON FORM 8-K:

                  1.       The  Registrant  filed a Form  8-K on  July  2,  2001
                           disclosing:

                           a.       Changes  in  the   Registrant's   Certifying
                                    Accountant.
                           b. The election of a new Board of Directors and the resignation of the former Officers and Directors of the Registrant.

                  2. The Registrant filed a Form 8-K/A on July 6, 2001 attaching the former Certifying Accountant's letter to the Commission dated July 3, 2001 agreeing with
                           Item 4 of the Registrant's Form 8-K filed on July 2, 2001.

                  3. The Registrant filed a Form 8-K/A on July 20, 2001 making further disclosures concerning the changes in the Registrant's certifying accounts and attaching another letter from the Company's former auditor to the Commissioner agreeing with Item 4.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2001


                                                  WASTE CONVERSION SYSTEMS, INC.



                                                    /s/ Glenna Price
                                                  ------------------------------
                                                  Glenna  Price,  Secretary  and
                                                  Chief Financial Officer