Form 10QSB
period 2001-03-31
WASTE CONVERSION SYSTEMS INC
filed 2001-08-24
CIK 806171

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                               TABLE OF CONTENTS\

                         Waste Conversion Systems, Inc.
                      For the Quarter Ended March 31, 2001

PART I      FINANCIAL INFORMATION

  Item 1.   Consolidated Balance Sheet dated March 31, 2001 (Unaudited).       3

            Consolidated  Statement of Operations for the Six Months
            Ended March 31, 2001 (Unaudited).                                  4

            Consolidated  Statement of Cash Flows for the Six Months Ended
            March 31, 2001 (Unaudited).                                        5

            Notes to Consolidated Financial Statements (Unaudited).            6

  Item 2.   Management's  Discussion  and Analysis of Financial  Condition
            and Results of Operation.                                          8

PART II     OTHER INFORMATION

  Item 6.      (a) Exhibits: None                                             11

               (b) Reports on Form 8-K:                                       11

                        Form 8-K filed July 2, 2001

                        Form 8-K/A filed July 6, 2001

                        Form 8-K/A filed July 20, 2001


SIGNATURE                                                                     12


                          PART I--FINANCIAL STATEMENTS

                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                           Consolidated Balance Sheet
                                 March 31, 2001
                                   (UNAUDITED)


                                     ASSETS
                                     ------
                                                                               $     --
                                                                               ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
       Accounts payable                                                            22,543
       Notes payable                                                              210,240
       Accrued payroll taxes                                                        2,355
       Accrued interest payable                                                   204,906
                                                                               ----------

             Total current liabilities                                            440,044
                                                                               ----------

Stockholders' equity (deficit):
       Preferred stock, $1 par value, 500,000 shares authorized, none issued
       Common stock, $0.01 par value, 50,000,000 shares authorized,
       6,207,236 shares outstanding                                                62,072
       Additional paid-in capital                                               4,879,134
       Accumulated deficit                                                     (5,381,250)
                                                                               ----------

             Total stockholder's equity (deficit)                                (440,044)
                                                                               ----------

                                                                               $     --
                                                                               ==========



                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                      Consolidated Statement of Operations
                     For the Six Months Ended March 31, 2001
                                   (UNAUDITED)


                                                    Three months ended March 31     Six months ended March 31
                                                    ---------------------------    --------------------------
                                                        2001            2000           2001           2000
                                                    -----------     -----------    -----------    -----------
General and administrative expenses                 $      --       $      --      $      --      $      --
                                                    -----------     -----------    -----------    -----------

      Loss from operations                                 --              --             --             --

Other income (expense) - interest expense                (9,713)         (6,945)       (19,426)       (13,890)
                                                    -----------     -----------    -----------    -----------

Loss before extraordinary item                           (9,713)         (6,945)       (19,426)       (13,890)

Extraordinary item-gain on extinguishment of debt          --           965,269           --          965,269
                                                    -----------     -----------    -----------    -----------

Net income (loss)                                   $    (9,713)    $   958,324    $   (19,426)   $   951,379
                                                    ===========     ===========    ===========    ===========

Earnings per share:

      Loss before extraordinary item                $     (0.01)    $     (0.01)   $     (0.01)   $     (0.01)

      Net income (loss)                             $     (0.01)    $      0.15    $     (0.01)   $      0.15

Weighted average number of common
 shares outstanding                                   6,207,236       6,207,236      6,207,236      6,207,236




                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                      Consolidated Statement of Cash Flows
                     For the Six Months Ended March 31, 2001
                                   (UNAUDITED)





Operating activities:

       Net Income (loss)                                                  (19,426)
       Adjustments to reconcile net loss to cash provided (used) by operating activities:
               Net Change in assets and liabilities:
                      Accrued expenses                                     19,426
                                                                         --------

                      Net cash provided (used) by operating activities       --

Net increase in cash                                                         --

Cash, beginning of period                                                    --

Cash, end of period                                                      $   --
                                                                         ========


                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000, which was filed August 17, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Waste Conversion Systems, Inc. as of March 31, 2001 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ACCOUNTING POLICIES:

There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2001.

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

INVENTORY:

The Company had no inventory as of March 31, 2001.

NET INCOME (LOSS) PER SHARE:

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share.

GOING CONCERN:

The Company ceased operations in August of 1996. All assets not transferred to creditors were written off.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

         Results of Operations, Liquidity and Capital Resources: The Company ceased operations in August 1996 and had no operations during the second quarter of fiscal 2001. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy its cash needs.

         As of March 31, 2001, the Company's outstanding liabilities were $440,044. The following claims and judgments were outstanding against the Company as of March 31, 2001:

         (a) Abacus Group Realty Holding Company obtained a judgment in Arapahoe County District Court in the State of Colorado against the Company on April 12, 1995 in the amount of $73,436.06. The amount of this judgment totaled approximately $201,776 as of March 31, 2001, including post-judgment interest.

         (b) Iron Mountain Industries, Inc. obtained a judgment in County Court in Denver Colorado against the Company on August 15, 1996 in the amount of $6,463.35. The amount of this judgment totaled approximately $9,233 as of March 31, 2001, including post-judgment interest.

         (c) The State of Colorado filed tax liens against the Company in 1994 and 1995 in the total amount of $2,355. These tax liens, plus interest and penalties remained outstanding on March 31, 2001.

         (d) Sigma Prime Properties, Inc. obtained a judgment against the Company in Arapahoe County District Court in the State of Colorado on June 16, 1994 in the amount of $6,185.32. The amount of this judgment totaled approximately $10,455 as of March 31, 2001, including post-judgment interest.

         (e) On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,108, plus post-judgment interest. The amount of this judgment totaled approximately $212,934 as of March 31, 2001, including post-judgment interest.

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

         The Company's common stock may not be liquid. According to the NASDAQ web page (www.nasdaq.com), the only trading activity of the Company's common stock during the second quarter of fiscal year 2001 was on March 19, 2001at a price of .005 for 500 shares. Prior to that, the last trade of the Company's common stock was on November 14, 2000 at a price of $.010 for 500 shares. Any swing in the price of the Company's stock may be magnified into a material reduction in price because of the low number of buyers who may purchase the stock. The trading price of the Company's stock may be extremely volatile in the future.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

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

Dated: August 23, 2001


                                             WASTE CONVERSION SYSTEMS, INC.

                                             /s/ Glenna Price
                                             ----------------------------------
                                             Glenna Price, Secretary and
                                             Chief Financial Officer