Form 10QSB
period 2001-06-30
WASTE CONVERSION SYSTEMS INC
filed 2001-08-24
CIK 806171

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549



                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Transitional Small Business Disclosure Format: Yes ___; No _X_

                               TABLE OF CONTENTS\

                         Waste Conversion Systems, Inc.
                       For the Quarter Ended June 30, 2001

PART I      FINANCIAL INFORMATION

  Item 1.   Consolidated Balance Sheet dated June 30, 2001 (Unaudited).        3

            Consolidated Statement of Operations for the Six Months Ended
            June 30, 2001 (Unaudited).                                         4

            Consolidated Statement of Cash Flows for the Six Months Ended
            June 30, 2001 (Unaudited).                                         5

            Notes to Consolidated Financial Statements (Unaudited).            6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation.                                          8

PART II     OTHER INFORMATION

  Item 6.   (a) Exhibits: None                                                11

            (b) Reports on Form 8-K:                                          11

                    Form 8-K filed July 2, 2001

                    Form 8-K/A filed July 6, 2001

                    Form 8-K/A filed July 20, 2001


SIGNATURE                                                                     12


                          PART I--FINANCIAL STATEMENTS

                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                           Consolidated Balance Sheet
                                  June 30, 2001
                                   (UNAUDITED)



                                     ASSETS
                                     ------
                                                                               $     --
                                                                               ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
       Accounts payable                                                            22,543
       Notes payable                                                              210,240
       Accrued payroll taxes                                                        2,355
       Accrued interest payable                                                   214,619
                                                                               ----------

             Total current liabilities                                            449,757
                                                                               ----------

Stockholders' equity (deficit):
       Preferred stock, $1 par value, 500,000 shares authorized, none issued
       Common stock, $0.01 par value, 50,000,000 shares authorized,
       6,207,236 shares outstanding                                                62,072
       Additional paid-in capital                                               4,879,134
       Accumulated deficit                                                     (5,390,963)
                                                                               ----------

             Total stockholder's equity (deficit)                                (449,757)
                                                                               ----------

                                                                               $     --
                                                                               ==========



                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                      Consolidated Statement of Operations
                     For the Nine months Ended June 30, 2001
                                   (UNAUDITED)




                                                    Three months ended June 30    Nine months ended June 30
                                                    --------------------------    --------------------------
                                                        2001           2000           2001           2000
                                                    -----------    -----------    -----------    -----------
General and administrative expenses                 $      --      $      --      $      --      $      --
                                                    -----------    -----------    -----------    -----------

      Loss from operations                                 --             --             --             --

Other income (expense) - interest expense                (9,713)        (6,945)       (29,139)       (20,835)
                                                    -----------    -----------    -----------    -----------

Loss before extraordinary items                          (9,713)        (6,945)       (29,139)       (20,835)

Extraordinary item-gain on extinguishment of debt          --             --          965,269
                                                    -----------    -----------    -----------    -----------

Net income (loss)                                   $    (9,713)   $    (6,945)   $   (29,139)   $   944,434
                                                    ===========    ===========    ===========    ===========

Earnings per share:

      Loss before extraordinary items               $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)

      Net income (loss)                             $     (0.01)   $     (0.01)   $     (0.01)   $      0.15

Weighted average number of common
      shares outstanding                              6,207,236      6,207,236      6,207,236      6,207,236



                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended June 30, 2001
                                   (UNAUDITED)



Operating activities:

       Net Income (loss)                                                  (29,139)
       Adjustments to reconcile net loss to cash provided (used) by operating activities:
               Net Change in assets and liabilities:
                      Accrued expenses                                     29,139
                                                                         --------

                      Net cash provided (used) by operating activities       --

Net increase in cash                                                         --

Cash, beginning of period                                                    --

Cash, end of period                                                      $   --
                                                                         ========


                         WASTE CONVERSION SYSTEMS, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2000, which was filed August 17, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Waste Conversion Systems, Inc. as of June 30, 2001 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ACCOUNTING POLICIES:

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2001.

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

INVENTORY:

The Company had no inventory as of June 30, 2001.

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

CONTINGENT LIABILITIES:

The Company entered into an agreement as of June 30, 2001 to issue 213,712 restricted and unregistered shares of its common stock in exchange for $213,712 in notes payable and accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS.
        -------------

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

         Waste Conversion Systems, Inc. did not sell any Thermal Combustors in the third quarter of fiscal 2001. The Company has not received any revenue from its distributorships or its BTU Program. The Company ceased all operations in August 1996.

         A new Board of Directors was elected in May 2001 for the purpose of attempting to bring some value to the shareholders of the Company by locating and combining with an existing, privately held Company or Group that has profitable business, or one that in the opinion of the Board has growth potential, regardless of the industry in which they operate. The Company does not intend to combine with a private Company subject to the Investment Company Act of 1940. A business combination may be structured as a merger, combination or consolidation, exchange of the Company's common stock or assets or any other form which will result in the combined enterprise becoming a publicly held corporation. Management is conducting an investigation to determine the status of the Company's affairs. The new Board is not sure that it has all of the facts pertaining to the prior operation of the Company, but is exercising its best efforts to obtain such facts.

         The Company has no operations and will have no source of revenue. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no assurance, however, that management and/or significant shareholders will continue to supply such working capital, particularly if the Company is unable to settle its outstanding liabilities (SEE RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES BELOW). To the extent that the Company incurs operating liabilities before the consummation of a business combination, it may not be able to satisfy those liabilities as they are incurred.

         RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.
         ------------------------------------------------------

         Plan of Operations: As of June 30, 2001, the Company has had no revenue for the last two fiscal years. The Company ceased operations in August 1996. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no assurance, however, that management and/or significant shareholders will continue to supply such working capital.

         Results of Operations, Liquidity and Capital Resources: The Company ceased operations in August 1996 and had no operations during the third quarter of 2001. The Company does not expect that it will be able to obtain any additional financing, and it can no longer satisfy is cash needs.

         As of June 30, 2001, the Company's outstanding liabilities were $449,757. The Company entered into a settlement agreement dated June 30, 2001 to exchange a judgment then in the amount of $213,712 for 213,712 shares of the Company's restricted and unregistered common stock. The Company's attorneys are continuing the attempt to negotiate the settlement of the material outstanding liabilities that are listed below. There is no assurance that these settlement negotiations will be successful. If the Company is unable to settle any one or more of these outstanding liabilities, management and/or significant shareholders may determine to stop providing funds to or on behalf of the Company. In that case, the new Board may stop its attempt to bring in another company or group to combine with the Company.

         (a) Abacus Group Realty Holding Company obtained a judgment in Arapahoe County District Court in the State of Colorado against the Company on April 12, 1995 in the amount of $73,436.06. The amount of this judgment is approximately $210,106 as of June 30, 2001.

         (b) Iron Mountain Industries, Inc. obtained a judgment in County Court in Denver Colorado against the Company on August 15, 1996 in the amount of $6,463.35. The amount of this judgment is approximately $9,481 as of June 30, 2001.

         (c) The State of Colorado claims that the Company owes $2,283 in State withholding taxes from 1994 and 1995. As June 27, 2001, the State of Colorado stated that the Company owes a total of $4,400.95 including penalties and interest.

         (d) Sigma Prime Properties, Inc. obtained a judgment against the Company in Arapahoe County District Court in the State of Colorado on June 16, 1994 in the amount of $6,185.32. The amount of this judgment is approximately $10,646 as of June 30, 2001.

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

         The Company's common stock may not be liquid. According to the NASDAQ web page (www.nasdaq.com), the only trading activity of the Company's common stock this calendar year occurred on March 19, 2001 at a price of $.005 per share for 500 shares. The last trade prior to that, according to the same source, was on November 14, 2000 at a price of $.010 for 500 shares. Any swing in the price of the Company's stock may be magnified into a material reduction in price because of the low number of buyers who may purchase the stock. The trading price of the Company's stock may be extremely volatile in the future.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.
-----------------------------

         The Company has an agreement to issue 213,712 restricted and unregistered shares of its common stock to F.G. Funding, Inc. in exchange for the judgment held by F.G. Funding, Inc. against the company, plus post-judgment interest, in the amount of $213,712 as of June 30, 2001. It is anticipated that the Company will issue these securities pursuant to and with the restrictions contained in Rule 144 of the Securities Act of 1933.

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

Dated: August 23, 2001.


                                                  WASTE CONVERSION SYSTEMS, INC.

                                                    /s/ Glenna Price
                                                  ------------------------------
                                                  Glenna Price, Secretary and
                                                  Chief Financial Officer