Form 10KSB
period 2001-09-30
WASTE CONVERSION SYSTEMS INC
filed 2001-12-10
CIK 806171

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For Fiscal Year Ended September 30, 2001

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
Issuer's revenues for its most recent fiscal year: $0

Page 1 of 17 Pages. Exhibits are indexed on page 14.

         State the number of outstanding of each class of common equity, as of the latest practicable date: September 30, 2001, 6,207,236 shares of Common Stock, $.01 par value.

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

         Documents incorporated by reference: none

Transitional Small Business Disclosure Format (Check One).  Yes    No X
                                                               ---   ---

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

         This annual report contains certain forward-looking statements and information relating to the Company that are based upon the beliefs of the Company or former management. When used in this document, the words "anticipate", "believe", "estimate," "expect", "should", "could", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, assumptions, and other factors that reflect the view of the then-current management of the Company regarding future events. The actual results, performance or achievements of the Company may be materially different from the views expressed or implied by the forward-looking statements should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. In each instance, forward-looking information should be considered in light of this, and the accompanying meaningful cautionary statements herein.

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

          During fiscal years 2001 and 2000, the Company did not sell any Thermal Combustors. The Company did not receive any revenue during those fiscal years from the BTU Program. The Company ceased its former operations in August 1996.

          During fiscal year 2001, the Company has updated its filings with the Securities and Exchange Commission, entered into many settlement agreements concerning the Company's outstanding liabilities, and developed a three-phase plan of operations for the future. The first phase of the plan is to implement a tire collection system. The phase will be the development of a scrap tire delivery system to an operating scrap tire processing facility. The second phase will generate revenue from fees paid for the scrap tires. The Company anticipates shredding the scrap tires with a portable shredder to increase the shipping weights and reduce air space waste associated with shipping whole tires. The third phase will entail the purchase or construction of a proprietary scrap tire incinerator to process the scrap tires that the Company will collect. There is no assurance that the Company will be able to successfully implement this plan or, if implemented, that the plan will be profitable.

          Marketing and Sales. The Company has not engaged in any marketing activities since fiscal year 1996.

          Under the Company's new three-phase plan of operations, it is not necessary to market or sell a product. Any profit that is generated under the plan will come from the disposal fees for the disposal of the tires. Although energy will be a by-product of the process and may be marketable in the future, the Company has no current plans to market the energy that is generated.

          Distributorships. The Company currently has no distributorships.

          Backlog. The Company does not have a backlog.

          Government Regulation. The Company anticipates using equipment such as or similar to the Thermal Combustor for its incinerator processes. The United States Environmental Protection Agency ("EPA") provides emission standards and enforcement for thermal processing/incineration devices that are larger than the Thermal Combustor. It has delegated the enforcement of emissions for smaller units such as the Thermal Combustor to the states. The emissions standards established by the EPA and the individual states are applicable for specific regions. The Company is not aware of any region in the United States where it cannot meet the current standards.

          The installation of a Thermal Combustor System requires a construction permit and an air quality permit. These permits are issued either by the state, the county and/or the municipality. The Company applies for an initial air quality permit. When compliance with the regulatory agency's air quality standards is demonstrated through independent testing, a permit should issue.
Thereafter, annual or semi-annual independent tests may be required to assure compliance with the permit's specifications and ongoing air quality regulations. The Company has encountered no difficulty in obtaining the necessary air permits for the Systems it has sold or that were under contract in the past and does not anticipate any such difficulty in the future.

          Competition. The Company believes that there is a need to dispose of waste tires. The Company recognizes that to be competitive it needs to implement a new plan of operations. While the Company believes that the new plan of operations presents the best chance for the Company to become competitive, the Company's competition can be expected to have financial resources far greater than those currently available to the Company.

          Employees.  The Company had no employees in fiscal 2001.

          Research and Development. The Company did not spend any funds on research and development during the last two fiscal years due to the lack of financing.

          Reports Filed With The SEC:

          The Company has recently made various filings with the SEC. The public may read and copy these materials at the SEC's Public Reference materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers at http://www.sec.gov.

Item 2.   Properties:
          ----------

          Description of Properties. The Company did not maintain any offices in fiscal 2001.

Item 3.   Legal Proceedings:
          -----------------

          The State of Colorado's tax liens, which were filed in 1994 and 1995, in the total amount of $2,355 plus penalties and interest, are outstanding.

          The 1994 judgment against the Company in Sigma Prime Properties,  Inc.
v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C
4679) remains unpaid and totaled approximately $10,708.31, including post-judgment interest, as of September 30, 2001.

          The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010) totaled approximately $182,656.24 as of September 30, 2000, including post-judgment interest. This judgment was settled during October 2001. The settlement will be consummated upon the payment, on behalf of the Company, of $8,500 to the Plaintiff's successor.

          The 1996 judgment against the Company in Iron Mountain Industries, Inc. v. Waste Conversion Systems, Inc. (Denver County Court File No. 96 P 85333) was settled in December 1997 with a payment of $1,053.07, but the case was not dismissed. A Satisfaction of Judgment was filed in the Court in this matter on September 14, 2001.

          On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,000, plus post-judgment interest. On June 30, 2001, the Company entered into a settlement agreement with F.G. Funding, Inc. whereby in exchange for the judgment, plus post-judgment interest, the Company will issue 213,712 shares of its restricted common stock to F.G. Funding, Inc. This settlement has not, as yet, been consummated.

          During the first week of October 2001, the Company was served as a defendant in Jules Nordlicht v. Stan Abrams, individually; Waste Conversion Systems, Inc. in the District Court for the City and County of Denver. Mr. Nordlicht alleges: (1) that the Company breached a contract by failing market and resell certain equipment and by failing to keep said equipment insured; and,
(2) that the Company was negligent or careless in causing some or all said equipment to be shipped to Ireland. Mr. Nordlicht has asserted that he is owed $62,500 and requests that he be awarded interest as provided by law, costs and any other relief that the Court deems just and proper. The Company denies that it in any way acted in breach of the alleged contract or that its actions were in any way negligent. In addition, the Company believes that the action is subject to certain valid defenses. During October 2001, the Company entered into an Assumption of Liability, Indemnification and Hold Harmless Agreement with Stan Abrams, the Company's former President, whereby Mr. Abrams has agreed, upon the receipt of $20,000, to: (1) assume and promptly pay, any and all liability with regard to this litigation, including any costs, expenses, attorney and expert fees, and travel costs; and (2) indemnify and hold the Company harmless from paying any and or all claims relating to this litigation.

          These  proceeding,   individually  and  cumulatively,  have  adversely
affected the operations and financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------

          No matter was submitted during the fourth quarter of the Company's fiscal year ended September 30, 2001 to a vote of its security holders, through the solicitation of proxies or otherwise.

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

          The range of high and low bid and asked quotations for the Company's common stock for fiscal years 2000 and 2001 are not available to the Company as of the date of filing this report due to the Company's lack of operating funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

          A range of high and low quotations for the Company's Common Stock for fiscal years 2000 and 2001 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                        2000                      2001
                                  Low          High         Low          High
                                  ---          ----         ---          ----

     First Quarter              $0.000        $0.002      $0.010        $0.010
     Second Quarter             $0.000        $0.125      $0.005        $0.010
     Third Quarter              $0.030        $0.030      $0.005*       $0.005
     Fourth Quarter             $0.010        $0.010      $0.005        $0.010

*No trades in this time period were reported.

         The Company has been attempting reinstatement on the NASD's OTC Bulletin Board. The NASD has rejected reinstatement on the basis that the Company's future plan of operations is deficient. The Company intends to continue to pursue reinstatement on the NASD's OTC Bulletin Board, but no assurances can be given that the Company will be successful.

         In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 2001, none of these options had been exercised.

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

          At September 30, 2001 there were 287 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future.

Item 6.   Management's Discussion and Analysis or Plan of Operation:
          ---------------------------------------------------------

          Plan of Operation. The Company has had no revenues for the last two fiscal years. During fiscal year 2001, the Company has updated its filings with the Securities and Exchange Commission, entered into many settlement agreements concerning the Company's outstanding liabilities, and developed a three-phase plan of operations for the future. The first phase of the plan is to implement a tire collection system. The phase will be the development of a scrap tire delivery system to an operating scrap tire processing facility. The second phase will generate revenue from fees paid for the scrap tires. The Company anticipates shredding the scrap tires with a portable shredder to increase the shipping weights and reduce air space waste associated with shipping whole tires. The third phase will entail the purchase or construction of a proprietary scrap tire incinerator to process the scrap tires that the Company will collect. There is no assurance that the Company will be able to successfully implement this plan or, if implemented, that the plan will be profitable.

          Liquidity and Capital Resources. As of September 30, 2001 the Company's working capital deficit positions decreased $82,774 over that of September 30, 2000 primarily as a result of general and administrative expenses of $57,283, interest expense of $34,371, and write offs of accounts payable of $8,880. Cash used in operating activities was $0 in 2001 and 2000. Financing activities generated $0 in 2001 and $0 in 2000. During 1996 the company ceased operations.

          Results of Operations for the Year Ended September 30, 2001 and 2000. The Company ceased former operations in the third quarter of 1996. During the years ended September 30, 2001 and 2000, the Company had no sales of its Thermal Combustor and had no revenue from its BTU Program. There were no revenues in 2001 or 2000, however, in fiscal 2000 the Company wrote off $80,977 in accounts payable, $638,145 in accrued interest, $115,000 in stockholder loans and $728,000 in bridge loans. This generated a net income of $1,534,342 for fiscal year 2000.

          There were $57,283 in general and administrative expenses for the year ended September 30, 2001. There were no selling, general and administrative expenses for the year ended September 30, 2000. Interest expense was $34,371 in 2001 compared to $27,780 in 2000.

          During the year ended September 30, 2001, the Company's net loss was ($82,774), a decrease of $1,617,116 from the net income of $1,534,342.

          2001 Compared to 2000. Total revenues recognized in 2001 were $0 as were the revenues in 2000. There were no other sales in either 2001 or 2000.

          The 2001  loss of  ($82,774)  was  $1,617,116  less  than the 2000 net income of $1,534,342. The change was the net effect of the write offs of $1,562,122 in accounts payable, notes payable, and accrued interest in fiscal 2000.

          The Company maintains no off-balance sheet financial arrangements. Additionally, there are no significant commitments for capital expenditures.

          Seasonality. The Company's sales are not impacted by effects of seasons or generally by weather conditions.

          Inflation. Inflation was not a material factor in the revenues or operating costs and expenses of the Company in fiscal 2001 and 2000.

Item 7.   Financial Statements:
          ---------------------

          See pages F-1 through F-10 for this information.

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

Item 8.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosures:
          ---------------------

          There have been no changes in or disagreements with the principal independent accountants during the two most recent fiscal years.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          ------------------------------------------------------------

          The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company. All directors were appointed by the former Board of Directors and are to serve until their successors are elected and qualified. Officers of the Company are elected annually by, and serve at the discretion of the Board of Directors.

          Name               Age     Position                   Director Since
          ----               ---     --------                   --------------

          Gregory Johnson    37      President                  5/15/01
                                     Chief Executive Officer
                                     Director

          Glenna Price       72      Secretary/Treasurer        5/15/01
                                     Chief Financial Officer
                                     Director


          Robert Heidmann    51      Vice President             5/15/01
                                     Director

          Gregory Johnson. Mr. Johnson received a B.A in education and is a teacher in Phoenix, Arizona. From 1990-95 he was a PGA Club Pro at Breezy Point Minnesota. From 1995-99 he was self employed obtaining mailing contracts from public companies to mail company reports to shareholders.

          Glenna Price. From 1991-98, Ms. Price worked as an assistant sales representative for George Millard & Associates. She has also served as an Officer and Director for Oak Glen Women's Golf Association.

          Robert Heidmann. Mr. Heidmann has worked in real estate for 24 years. For 18 years, he was the broker/owner of Island Marketing Group, Inc. He currently is a broker with Brainerd Lakes Realty, Inc.

          The Company presently has no audit, nominating, compensation or similar committee.

          There are no family relationships among the Company's directors or executive officers.

          The Company presently does not pay directors' fees; however, all directors are reimbursed for their expenses in attending Board meetings. No director currently serves as a member of the Board of Directors of any other company with a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or which is registered as an investment company under the Investment Company Act of 1940.

Item 10.  Executive Compensation:
          ----------------------

          No salary, bonus or other annual compensation was paid to any executive officer since fiscal year 1995. No executive officer has had any form of long-term compensation arrangement with the Company. There is no health insurance, retirement, pension, profit sharing or similar program is currently in effect.

          Stock Option Plan. In February 1993, the Company adopted, with stockholder approval, the 1993 Stock Option Plan (the "Plan"). Options granted under the Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) nonqualified stock options. Incentive stock options may be granted under the Plan to employees, including officers and directors who are employees. Nonqualified options may be granted to non-employee directors and to such other persons, as the Board of Directors shall select.

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

          The Board of Directors did not grant any incentive stock options during fiscal year 2001.

          A nonqualified option purchase of 520,000 shares was authorized under the Plan, with an effective date of issuance of April 2, 1993. This option, held by Nathaniel, Ltd., is exercisable commencing twelve months from the effective date of grant (April 2, 1993) and for nine years thereafter at an exercise price of $1.30 per share for 260,000 shares and $1.80 per share for 260,000 shares. The market price of the Company's common stock (average of bid and asked prices) on the effective date of the option was $2.85. None of these options was exercised during fiscal year 2001. During December 2001, Nathaniel waived any right that it may have to these options.

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

          Name and Address                    Amount and Nature
          of Beneficial                       of Beneficial            Percent
          Owner                               Ownership (l)            of Class,
          ----------------                    -----------------        ---------

          Yitz Grossman                            325,000                5.23
          c/o Water Jel Technologies, Inc.
          243 Veteran Blvd.
          Carlstadt, NJ 07072

          840870 Ontario Limited                   375,000                5.64
          2828 Bathurst St.
          Suite 603
          Toronto, Ontario M6B 3A7

          Nathaniel Ltd.                           495,274                7.98
          P.O. Box 69
          Castle Rock, CO 80104

          David Zaidner                            772,658               12.45
          Gartenstrasse 33
          Post Fach 6016
          8023 Zurich
          Switzerland

          Stan Abrams                            1,758,726(2)            28.33

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

          (b) Security Ownership of Management:
              --------------------------------

          None of the Company's executive officers or directors legally or beneficially owned any of Company's common stock as of September 30, 2001.

Item 12.  Certain Relationships and Related Transactions:
          ----------------------------------------------

          In January 1993, the U.S. Patent and Trademark Office issued U.S. Patent No. 5,178,076 to Stan Abrams and David Hand, former officers and directors, and to Calvin Hand, Jr., a former officer and director. In July 1993, the U.S. Patent and Trademark Office issued a Notice of Allowance on one additional patent. The patents relate to improvements to the Company's patented Thermal Combustor technology. In February 1993, Messrs. Abrams, Hand and Hand, Jr. agreed to assign all of their right, title and interest in the patents to the Company in exchange for a total of 131,236 shares of Common Stock. In accordance with Topic 5G of SEC Staff Accounting Bulletins, the value of such shares has been recorded at the officers' documented historical cost basis, which is virtually nothing. Mr. Hand, Jr. waived his interest in the shares issued by the Company for the assignment of the patents. The number of shares issued in exchange for the patents was determined by negotiation between Messrs. Hand and Abrams and the disinterested director, Mr. Woodley, and is not necessarily related to any established criterion of value.

         Nathaniel, Ltd. ("Nathaniel"), a principal stockholder, has advanced the Company a total of $905,344 since 1987 to fund operations. In fiscal 1991, the Company received an advance of $439,500 from Nathaniel and a further advance of $222,444 during fiscal 1992. As of September 30, 1996, Nathaniel exchanged its debt of $518,548 from the Company for the existing patents. The then Board of Directors met and agreed to this exchange of debt for the patents. Nathaniel is owned by Jack Williams, Shirley Williams and Judy Gardner who are also its directors and executive officers.

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

          In 1993 the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In connection with these settlements, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock,
(ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. The Company was unsuccessful in its attempt to do the public offering. None of these options was exercised as of September 30, 2001.

          In exchange for notes in the amounts of $125,000 and $110,000 from Jules Nordlicht and Stan Abrams, respectively, the Company's then Board of Directors, on August 31, 1994, authorized the issuance of 150,000 shares of restricted common stock to each of them. The promissory notes were secured by sums held in escrow on the Yuma County project.

Item 13.  Exhibits and Reports on Form 8-K:
          --------------------------------

          (a) Exhibits. The exhibits filed herewith or which are incorporated herein by reference to previous filings are set forth below under "INDEX TO EXHIBITS"

          (b) Reports on Form 8-K. Files during the last quarter of the period covered by this report:

                              (a) INDEX TO EXHIBITS

          Exhibit No.         Description
          -----------         -----------

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

          3.2                 Bylaws   (incorporated   herein  by  reference  to
                              Exhibit 3(b) of Registrant's Registrant Statement on Form S-18 (No. 33-10177-A)).

          9 Form of Voting Trust Agreement between shareholders Stan Abrams and Calvin H. Hand, Jr. (incorporated by reference to Exhibit 10.6 to Registrant's 10-K Report for the fiscal year ended September 30, 1988).

          9.1 Purchase and Sale Agreement between Registrant and Stan Abrams, Calvin H. Hand, Jr., and David J. Hand and the exhibits identified therein (incorporated by reference to Exhibit 2 of Registrant's 8-K Report dated June 18, 1987).

          9.2 Waste Conversion Systems, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated February 26, 1993).

          Exhibit No.         Description
          -----------         -----------

          9.3 Manufacturing Agreement, dated March 15, 1989, between Registrant and Nathaniel, Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form SB-2 (33-58972)).

          9.4 Letter Agreement effective May 17, 1993 with Zahav, Inc. (incorporated by reference to Exhibit
                              10.22 to Registrant's Registration Statement on Form SB-2 (33-62990)).

          9.5 Letter Agreement with David Zaidner, effective April 22, 1993 (incorporated by reference to
                              Exhibit 10.23 to Registrant's Registration Statement on Form SB-2 (33-62990)).

          9.6 Letter Agreement effective April 21, 1993 with KF Chemical Co., Ltd. (incorporated by reference to
                              Exhibit 10.24 to Registrant's Registration Statement on Form SB-2 (33-62990)).

          9.7 Letter Agreement effective May 21, 1993 with 840870 Ontario Limited (incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form SB-2 (33-62990)).

          9.8                 Subsidiaries   of  Registrant   (incorporated   by
                              reference to Exhibit 22 to Registrant's 1993 Form 10-KSB).

          9.9 Certified Resolutions of the August 31, 1994 Board of Directors' Meeting approving and authorizing the issuance of 150,000 shares of restricted common stock to Jules Nordlicht and 150,000 shares of restricted common stock to Stan Abrams in exchange for loans to the Company (incorporated by reference to Exhibit 10.25 of Company's 1994 Form 10-KSB (33-58972)).

          Exhibit No.         Description
          -----------         -----------

          9.10 Minutes of the October 13, 1994 Board of Director's Meeting authorizing the issuance of 1,000,000 shares of the Company's restricted common stock, pursuant to Rule 144, and warrants to purchase 1,000,000 restricted shares of the Company's common stock in exchange for $500,000 in private financing (incorporated by reference to
                              Exhibit 10.25 of Company's 1995 Form 10-KSB (33-58972)).

          9.11                Certified  Resolutions  of the  October  13,  1994
                              Board of Director's Meeting authorizing the issuance of 100,000 shares of the Company's restricted common stock to Samuel Eisenstat and his designees (incorporated by reference to
                              Exhibit 10.26 of Company's 1995 Form 10-KSB (33-58972)).



                              (b) REPORTS ON FORM 8-K

          Form                Date of Filing
          ----                --------------

          8-K                 July 2, 2001

          8-K/A               July 6, 2001

          8-K/A               July 20, 2001

          8-K/A               October 18, 2001

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          11/30/01
                                        WASTE CONVERSION SYSTEMS, INC


                                        BY:      /s/ Glenna Price
                                            --------------------------------
                                                 Glenna Price, Secretary

          In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature               Title                              Date
          ---------               -----                              ----


          /s/ Gregory Johnson     President, Chief Executive         11/29/01
          Gregory Johnson         Officer and Director



          /s/ Robert Heidmann     Vice President and                 11/30/01
          Robert Heidmann         Director



          /s/ Glenna Price        Secretary/Treasurer, Chief         11/30/01
          Glenna Price            Financial Officer and
                                  Director

                         WASTE CONVERSION SYSTEMS, INC.

                              Financial Statements
                                       and
                          Independent Auditors' Report

                           September 30, 2001 and 2000

                          Independent Auditors' Report
                          ----------------------------



Board of Directors
Waste Conversion Systems, Inc.
St. Paul, Minnesota


We have audited the accompanying consolidated balance sheet of Waste Conversion Systems, Inc. (a Nevada corporation) and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, capital deficit and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Conversion Systems, Inc. as of September 30, 2001, and the results of its operations and changes in its cash flows for the years ended September 30, 2001 and 2000 in conformity with generally accepted accounting principles.

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


/s/Bailey Saetveit & Co., P.C.

November 16, 2001


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                           Consolidated Balance Sheet
                               September 30, 2001

                                     ASSETS
                                     ------
                                                                          $      --
                                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $    72,428
  Notes payable                                                               210,348
  Accrued payroll taxes                                                         2,355
  Accrued interest payable                                                    218,261
                                                                          -----------

      Total current liabilities                                               503,392
                                                                          -----------

Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    6,207,236 shares outstanding                                               62,072
  Additional paid-in capital                                                4,879,134
  Accumulated deficit                                                      (5,444,598)
                                                                          -----------

      Total stockholders' equity (deficit)                                   (503,392)
                                                                          -----------

                                                                          $      --
                                                                          ===========


                       See notes to financial statements.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Operations
                 For the Years Ended September 30, 2001 and 2000




                                                              2001           2000
                                                          ===========    ===========
General and administrative expenses                       $    57,283    $      --
                                                          -----------    -----------

  Loss from operations                                        (57,283)          --

Other income (expense) - interest expense                     (34,371)       (27,780)
                                                          -----------    -----------

Loss before extraordinary item                                (91,654)       (27,780)

Extraordinary item - gain on extinguishment of debt             8,880      1,562,122
                                                          -----------    -----------

  Net income (loss)                                       $   (82,774)   $ 1,534,342
                                                          ===========    ===========


Earnings per share:
  Loss before extraordinary item                          $     (0.01)   $      --

  Net income (loss)                                       $     (0.01)   $      0.25

Weighted average number of common shares outstanding        6,207,236      6,207,236








                       See notes to financial statements.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                   Consolidated Statements of Capital Deficit
                 For the Years Ended September 30, 2001 and 2000




                                                             Additional                      Total
                                     Common Stock             Paid-In                       Capital
                                 Shares         Amount        Capital        Deficit        Deficit
                              -----------    -----------    -----------    -----------    -----------
Balance, October 1, 1999        6,207,236    $    62,072    $ 4,879,134    $(6,896,166)   $(1,954,960)

Net income                                                                   1,534,342      1,534,342
                              -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2000     6,207,236    $    62,072    $ 4,879,134    $(5,361,824)   $  (420,618)

Net loss                                                                       (82,774)       (82,774)
                              -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2001     6,207,236    $    62,072    $ 4,879,134    $(5,444,598)   $  (503,392)
                              ===========    ===========    ===========    ===========    ===========









                       See notes to financial statements.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2001 and 2000


                                                                       2001           2000
                                                                   -----------    -----------
Operating activities:
  Net income (loss)                                                $   (82,774)   $ 1,534,342
  Adjustments to reconcile net income (loss) to cash provided
  (used) by operating activities:
    Net change in assets and liabilities:
      Accounts payable                                                  49,885        (80,977)
      Accrued expenses                                                  32,781       (610,365)
      Notes payable                                                        108       (843,000)
                                                                   -----------    -----------

        Net cash provided (used) by operating activities                  --             --
                                                                   -----------    -----------


Net increase in cash                                                      --             --

Cash, beginning of period                                                 --             --
                                                                   -----------    -----------

Cash, end of period                                                $      --      $      --
                                                                   ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                       $      --      $      --
    Income taxes                                                   $      --      $      --
  Non-cash transactions:
    Extraordinary item - extinguishment of debt                    $     8,880    $ 1,562,122





                       See notes to financial statements.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                               September 30, 2001


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

         Principles of Consolidation

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2001


1.       Significant Accounting Policies (continued)

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal years ended September 30, 2001 and 2000 to be capitalized and deferred to future periods.

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

         Recent Accounting Standards

         The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2001. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to the Company's results of operations and financial position.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2001


1.       Significant Accounting Policies (continued)

         Recent Accounting Standards (continued)

         In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interest accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. The Company does not expect these pronouncements to have a material affect on its financial statements.

         Stock Options

         The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliable measurement.

2.       Extraordinary Item

         Extinguishment of Debt

         Since the Company ceased operations in 1996, it has not paid any of its obligations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gains were $8,880 ($0.00 per share) for fiscal 2001 and $1,562,122 ($0.25 per share) for fiscal 2000.

3.       Related Party Transactions

         Transactions with Major Stockholder

         Of the 1,250,000 shares of the Company's common stock which were issued in 1987 to the Company's three former officers in connection with the Company's patent acquisition, 1,082,660 shares were transferred by the three individuals to Nathaniel, Ltd. ("Nathaniel"), a foreign corporation, as repayment for previous financing provided. Effective September 30, 1993, 193,108 of these shares became subject to a voting trust agreement dated June 5, 1988. The agreement gives the Company's former President the exclusive exercise of the stockholders' voting rights.

         The former officers also serve as "President-agent" and "Secretary-agent" of Nathaniel for the purpose of any business activities of Nathaniel in the United States and Canada. Both have the full power and authority to negotiate and execute agreements and other documents on behalf of Nathaniel. Nathaniel holds all of the rights, patented or otherwise, outside of the United States, to the thermal burner. Substantial amounts of the Company's operating expenses have been paid through Nathaniel's bank account and were repaid during 1996 when Nathaniel exchanged its debt of $518,548 for the existing patents. The excess of $414,423, over the book value of the patents, was treated as additional paid-in capital.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2001


4.       Notes Payable

         Notes payable at September 30, 2001 consist of:

             8.5% notes due April 1, 1994 from sale of
               securities units *                                $ 152,108

             10% unsecured loan for past due rent **                58,240
                                                                 ---------
                                                                 $ 210,348
                                                                 =========


         * During fiscal 1993 and 1994 the Company issued $880,000 in notes, 1,350,000 shares of common stock and warrants to purchase additional shares of common stock in exchange for $880,000. All the warrants expired prior to exercise. In fiscal 2000 the Company wrote off $728,000 of the notes due to expiration of the statue of limitations. The remaining $152,108 plus accrued interest is the subject of a judgment filed against the Company. Management believes they will be able to settle this judgment plus interest in exchange for 213,712 shares of its common stock.

         ** A judgment was entered by the landlord against the Company in April 1995 in the amount of $214,897, including accrued interest. A settlement agreement was executed in October 2001 for the amount of $8,500 and the Company anticipates consummating the settlement in January 2002.

5.       Available Carryforwards

         The Company has, for income tax purposes, approximately $5,082,000 in net operating loss carryforwards at September 30, 2001, available to offset future years' taxable income and expiring in varying amounts through the year 2015. A deferred tax asset of approximately $2,032,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The net changes in fiscal 2001 and 2000 in total valuation allowance were $33,000 and $(598,000), respectively.

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

         The stock options were granted under a financing agreement with no stated value. The Company incurred no material expense under these options.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Concluded
                               September 30, 2001


7.       Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of WCSI authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares had been issued as of September 30, 2001.

8.       Going Concern

         The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $503,392 at September 30, 2001. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has been  attempting  to  negotiate  its  liabilities,  and management believes all judgment creditors can be settled, for consideration (primarily stock) the Company can afford. The Company may raise additional capital through the sale of its equity securities, or debt securities.

9.       Commitments and Contingencies

         Litigation

         The Company has approximately $407,000 in unpaid judgments and accrued interest against it which they have reduced by approximately $174,000 as the result of a settlement agreement entered into in October of 2001 for one of the judgments.

         Payroll Taxes

         Prior to and during fiscal 1995 the Company advanced money to officers and directors against their accrued and unpaid wages. These sums were not repaid and have been offset against the liability for accrued and unpaid wages. No payroll tax returns were filed to report these sums and related payroll taxes. Management believes that the liability for taxes and related penalties and interest is unlikely to be assessed and if assessed they believe the liability could be defended.

10.      Subsequent Event

         In October 2001 the Company was served as a defendant in an action claiming negligence and breach of contract and seeking damages of $62,500 plus interest, costs and other relief. The Company has denied that it acted in breach of the subject contract or that its actions were in any way negligent. Management believes the action is subject to certain valid defenses. In addition, Management believes that even if the plaintiff should prevail the Company is protected from damages by a hold harmless agreement they have with the former president of the Company.