Form 10QSB
period 2001-12-31
WASTE CONVERSION SYSTEMS INC
filed 2002-05-23
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934
                               For the quarterly period ending December 31, 2001


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934
                               For the transition period from         to
                                                              -------   --------

Commission file number   33-58972
                       ------------


                          WASTE CONVERSION SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           NEVADA                                       22-2800078
-------------------------------              -----------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)



  18505 Highway 377 South, Fort Worth, TX                76126
-------------------------------------------- -------------------------------
  (Address of principal executive offices)             (Zip Code)



Issuer's telephone number,(   817     )     512       -         3033
                           -----------  -------------   ----------------------

                     4871 Mesa Drive, Castle Rock, CO 80104

          Former Name, former address and former fiscal year if changed since last report

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No --- ---

     Applicable on to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................
          Independent Accountants Review Letter................
          Balance Sheet (unaudited)............................
          Statements of Operations (unaudited).................
          Statements of Cash Flows (unaudited).................
          Notes to Financial Statements........................

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................

Item 2.   Changes in Securities and Use of Proceeds............

Item 3.   Defaults upon Senior Securities......................

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................

Item 5.   Other Information.....................................

Item 6.   Exhibits and Reports on Form 8-K......................

Signatures......................................................

                         WASTE CONVERSION SYSTEMS, INC.
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2001, follow.


                          PART I - FINANCIAL STATEMENTS

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                           Consolidated Balance Sheet

                                                                          December 31,     September 30,
                                                                                2001             2001
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------

                                     ASSETS



                                                                          $        --      $        --
                                                                          =============    =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        $       5,000    $      72,428
  Notes payable                                                                                  210,348
  Accrued payroll taxes                                                                            2,355
  Accrued interest payable payroll taxes                                                         218,261
                                                                          -------------    -------------

      Total current liabilities                                                   7,355          503,392
                                                                          -------------    -------------


Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    6,231,667 shares outstanding                                                 62,316           62,072
  Additional paid-in capital                                                  4,947,562        4,879,134
  Accumulated deficit                                                        (5,017,233)      (5,444,598)
                                                                          -------------    -------------

      Total stockholders' equity (deficit)                                       (7,355)        (503,392)
                                                                          -------------    -------------

                                                                          $        --      $        --
                                                                          =============    =============


                       See notes to financial statements.


                                       F-1

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 2001 and 2000
                                   (UNAUDITED)


                                                           2001           2000
                                                       -----------    -----------

General and administrative expenses                    $    (2,700)   $      --
                                                       -----------    -----------

  Income from operations                                     2,700           --

Other income (expense) - interest expense                     --           (9,713)
                                                       -----------    -----------

Income (loss) before extraordinary item                      2,700         (9,713)

Extraordinary item - gain on extinguishment of debt        424,665           --
                                                       -----------    -----------

  Net income (loss)                                    $   427,365    $    (9,713)
                                                       ===========    ===========


Earnings per share:
  Income(loss)before extraordinary item                $      0.00      $   (0.00)

  Net income (loss)                                    $      0.07      $   (0.00)

Weighted average number of common shares outstanding     6,231,667      6,207,236





                       See notes to financial statements.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000
                                   (UNAUDITED)

                                                                2001         2000
                                                              ---------    ---------

Operating activities:
  Net income (loss)                                           $ 427,365    $  (9,713)
Adjustments to reconcile net income (loss) to cash provided
  (used) by operating activities:
    Net change in assets and liabilities:
      Accounts payable                                          (67,428)        --
      Accounts interest                                        (218,261)        --
      Accrued expenses                                             --          9,713
      Notes payable                                            (210,348)        --
                                                              ---------    ---------

        Net cash provided (used) by operating activities        (68,672)        --
                                                              ---------    ---------

Financing activities:
 Issuance of stock for debt extinquishment                        2,944         --
 Contributed capital                                             68,428         --
 Cancellation of shares                                          (2,700)        --
                                                              ---------    ---------
                                                                 68,672         --
                                                              ---------    ---------
Net increase in cash                                               --           --

Cash, beginning of period                                          --           --
                                                              ---------    ---------

Cash, end of period                                           $    --      $    --
                                                              =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                  $    --      $    --
    Income taxes                                              $    --      $    --
  Non-cash transactions:
    Extraordinary item - extinguishment of debt               $ 424,665    $    --
    Cancellation of shares                                        2,700



                       See notes to financial statements.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                                December 31, 2001
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001, which was filed November 30, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Waste Conversion Systems, Inc. as of December 31, 2001 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2001.


2.   Significant Accounting Policies

     Organization and Business

     Waste Conversion Systems, Inc.was incorporated under the laws of the state of Nevada on October 21, 1986. Waste Conversion Systems, Inc.("WCSI") and its subsidiaries, (together, the "Company") are engaged in the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat. The Company also sells the thermal burner distributorship rights. In addition, the Company markets fuel supply contracts called "B.T.U. Programs" whereby the Company will retrofit an existing boiler with a thermal burner at the Company's expense, and supply an alternative source of fuel over a specified term. The Company will receive revenues from fuel supply contracts determined by energy savings achieved by the customer. Historically, a substantial portion of the Company's revenues has been from sales to a major stockholder.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2001
                                   UNAUDITED)



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

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the quarter ended December 31, 2001 and for fiscal years ended September 30, 2001 and 2000 to be capitalized and deferred to future periods.

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

     Recent Accounting Standards

     The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, 2001. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to the Company's results of operations and financial position.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2001
                                   (UNAUDITED)



2.   Significant Accounting Policies (continued)

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


3.   Extraordinary Item

     Extinguishment of Debt

     Since the Company ceased operations in 1996, it has not paid any of its obligations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gains were $8,880 ($0.00 per share) for fiscal 2001 and $1,562,122 ($0.25 per share) for fiscal 2000 and $428,609 for the three months ended December 31, 2001.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2001
                                   (UNAUDITED)



5.   Notes Payable

     Notes payable at December 31, 2001 consist of:

             8.5% notes due April 1, 1994 from sale of
               securities units *                                     $        0

             10% unsecured loan for past due rent **                           0
                                                                      ----------
                                                                      $        0
                                                                      ==========


     * During fiscal 1993 and 1994 the Company issued $880,000 in notes, 1,350,000 shares of common stock and warrants to purchase additional shares of common stock in exchange for $880,000. All the warrants expired prior to exercise. In fiscal 2000 the Company wrote off $728,000 of the notes due to expiration of the statue of limitations. The remaining $152,108 plus accrued interest was the subject of a judgment filed against the Company which was settled in December of 2001 for 213,712 shares of its common stock.

     ** A judgment was entered by the landlord against the Company in April 1995 in the amount of $214,897, including accrued interest. The Company settled this judgment in December 2001 for $1,000 plus 10,718 shares of its common stock.

6.   Available Carryforwards

     The Company has, for income tax purposes, approximately $4,654,000 in net operating loss carryforwards at December 31, 2001, available to offset future years' taxable income and expiring in varying amounts through the year 2015. A deferred tax asset of approximately $2,032,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No. 109. The net changes in fiscal 2001 and 2000 in total valuation allowance were $33,000 and $(598,000), respectively.


7.   Capital Stock

     In February 1993, the Company adopted a stock option plan containing both incentive stock options and nonqualified stock options. Under the plan, 1,520,000 shares are reserved forissuance. Effective April 2, 1993, 520,000 nonqualified options were granted to a stockholder (Nathaniel) expiring in ten years. 260,000 of the options are exercisable at $1.30 and the remaining 260,000 are exercisable at $1.80 per share.

     The stock options were granted under a financing agreement with no stated value. The Company incurred no material expense under these options.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2001
                                   (UNAUDITED)



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

     No preferred shares had been issued as of December 31, 2001.

9.   Going Concern

     The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $74,783 at December 31, 2001. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The  Company  has  been  attempting  to  negotiate  its  liabilities,   and
     management believes all judgment creditors can be settled, for consideration (primarily stock) the Company can afford. The Company may raise additional capital through the sale of its equity securities, or debt securities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

OPERATIONS. The Company had no revenues for the three months ended December 31, 2001 and 2000. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no assurance, however, that management and/or significant shareholders will continue to supply such working capital.

OPERATING RESULTS. The Company had no operations for the quarter ended December 31, 2001 and 2000. During the three months ended December 31, 2001, it had $427,365 of income derived from $424,665 gain from extinguishment of liabilities and $2,700 of income derived from the cancellation of shares previously issued for consulting services that were never performed. During the three months ended December 31, 2000, the Company had a loss of $9,713 attributed to accrued interest on notes payable.

EARNINGS PER SHARE OF COMMON STOCK. The net income or loss per common share is based upon the weighted average of outstanding common stock. The net income per share of common stock was $0.07 for the three months ended December 31, 2001 compared to a loss of less than $0.01 for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company ceased operations in August 1996 and had no operations during the quarter ending December 31, 2001.

During the quarter ended December 31, 2001, the Company settled lawsuits, judgments and liabilities totaling $428,609 for $21,000 and 224,420 shares of its common stock.

As of December 31, 2001, the Company's outstanding liabilities were $7,355, which exceeds assets by $7,355. The Company's attorneys are continuing the attempt to negotiate the settlement of these liabilities. There is no assurance that these settlement negotiations will be successful.

Financing activities for the three months ended December 31, 2001 include contributed capital of $68,428 from management and/or significant shareholders. These funds were used to settle judgments, lawsuits and pay accounts payable of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


PART II-OTHER INFORMATION


Item 1.  Legal Proceedings.

The 1994 judgment against the Company in Sigma Prime Properties, Inc. v. Waste Conversion Systems, Inc. (Arapahoe County Colorado Court File No. B 94C 4679) was settled November 7, 2001 and satisfied on December 18, 2001.

On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,000, plus post-judgment interest. On June 30, 2001, the Company entered into a settlement agreement with F.G. Funding, Inc. whereby in exchange for the judgment, plus post-judgment interest, the Company would issue 213,712 common shares to F.G. Funding, Inc. On December 18, 2001, the Company issued and delivered 213,712 shares of its restricted common stock to F.G. Funding, Inc. The Company has requested a Satisfaction of Judgement, however, the Plaintiff, to date, has not delivered one.

During the first week of October 2001, the Company was served as a defendant in Jules Nordlicht v. Stan Abrams, individually; Waste Conversion Systems, Inc. in the District Court for the City and County of Denver. Mr. Nordlicht alleges: (1) that the Company breached a contract by failing market and resell certain equipment and by failing to keep said equipment insured; and, (2) that the Company was negligent or careless in causing some or all said equipment to be shipped to Ireland. Mr. Nordlicht has asserted that he is owed $62,500 and requests that he be awarded interest as provided by law, costs and any other relief that the Court deems just and proper. The Company denies that it in any way acted in breach of the alleged contract or that its actions were in any way negligent. In addition, the Company believes that the action is subject to certain valid defenses. During October 2001, the Company entered into an Assumption of Liability, Indemnification and Hold Harmless Agreement with Stan Abrams, the Company's former President, whereby Mr. Abrams has agreed, upon the receipt of $20,000, to: (1) assume and promptly pay, any and all liability with regard to this litigation, including any costs, expenses, attorney and expert fees, and travel costs; and (2) indemnify and hold the Company harmless from paying any and or all claims relating to this litigation. (See Exhibit 10.0 attached to this report)

Item 2.  Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     During the fourth quarter of 2001, the Company offered and sold the following securities pursuant to a securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

     On December 13, 2001,  the Company  issued  213,712  common  shares to F.G.
Funding, Inc. The shares were issued to F.G. Funding, Inc. pursuant to a settlement agreement. The share consideration was $213,712. (See Legal Proceedings) On November 7, 2001, the Company issued 10,708 common shares to Sigma Prime Properties, Inc. in satisfaction of judgement. (See Legal Proceedings) The total share consideration attributed to the satisfaction of judgement was $9,078.

     The shares issued above were issued in a private  transactions  pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     10.0 Assumption of Liability, Indemnification and Hold Harmless Agreement dated October 31, 2001 between Waste Conversion Systems, Inc. and Stan Abrams.

     (b)  Reports on Form 8-K.

     On October 18, 2001, the Company filed an 8K/A Amended Current Report detailing Item 5, titled, "Other Events".

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May ___, 2001


Waste Conversion Systems, Inc.




By: /s/ Randy Moseley                               By: /s/ Stanley Woods
   ------------------                                  ------------------
   Randy Moseley                                       Stanley Woods
   Title: President                                    Title: Secretary