Form 10QSB
period 2002-03-31
WASTE CONVERSION SYSTEMS INC
filed 2002-05-23
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

 X   FORM 10-QSB (Mark One)  QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ending March 31, 2002


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

Signatures......................................................

                         WASTE CONVERSION SYSTEMS, INC.
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.


                          PART I - FINANCIAL STATEMENTS

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                           Consolidated Balance Sheet

                                                                            March 31,      September 30,
                                                                                2002             2001
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
                                     ASSETS
                                     ------


                                                                          $        --      $        --
                                                                          =============    =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $        --      $      72,428
  Notes payable                                                                    --            210,348
  Accrued payroll taxes                                                            --              2,355
  Accrued interest payable payroll taxes                                           --            218,261
                                                                          -------------    -------------

      Total current liabilities                                                    --            503,392
                                                                          -------------    -------------


Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    6,231,667 shares outstanding                                                 62,316           62,072
  Additional paid-in capital                                                  4,964,562        4,879,134
  Accumulated deficit                                                        (5,026,878)      (5,444,598)
                                                                          -------------    -------------

      Total stockholders' equity (deficit)                                         --           (503,392)
                                                                          -------------    -------------

                                                                          $        --      $        --
                                                                          =============    =============


                       See notes to financial statements.


                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Operations
                For the Six Months Ended March 31, 2002 and 2001
                                   (UNAUDITED)


                                               Three months ended March 31    Six months ended March 31

                                                   2002            2001           2002           2001
                                               ===========     ===========    ===========    ===========

General and administrative expenses            $     9,645     $      --      $    (6,945)   $      --
                                               -----------     -----------    -----------    -----------
Income loss from operations                         (9,645)           --           (6,945)          --

Other income (expense) - interest expense             --            (9,713)          --          (19,426)
                                               -----------     -----------    -----------    -----------

Income (loss) before extraordinary item             (9,645)         (9,713)        (6,945)       (19,426)

Extraordinary item - gain on extinguishments
  of debt                                             --              --          424,665
                                                                                             -----------
                                               -----------     -----------    -----------    -----------

  Net income (loss)                            $    (9,645)    $    (9,713)   $   417,720    $    (9,713)
                                               ===========     ===========    ===========    ===========


Earnings per share:
  Income(loss)before extraordinary item        $     (0.00)    $     (0.00)   $     (0.00)   $     (0.00)

  Net income (loss)                            $     (0.00)    $     (0.00)   $      0.07    $     (0.00)

Weighted average number of common
  shares outstanding                             6,231,667       6,207,236      6,231,667      6,207,236





                       See notes to financial statements.



                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 2002 and 2001
                                   (UNAUDITED)




                                                  Three months ended March 31     Six months ended March 31

                                                       2002         2001             2002         2001
                                                     =========    =========        =========    =========

Operating activities:
  Net income (loss)                                  $  (9,645)   $  (9,713)       $ 417,720    $  (9,713)
  Adjustments to reconcile net income (loss) to
   cash provided (used) by operating activities:
    Net change in assets and liabilities:
      Accounts payable                                  (5,000)        --            (72,428)        --
      Accounts interest                                   --           --           (218,261)        --
      Accrued expenses                                  (2,355)       9,713           (2,355)       9,713
      Notes payable                                       --           --           (210,348)        --
                                                     ---------    ---------        ---------    ---------

  Net cash provided (used) by operating activities     (17,000)        --            (85,672)        --
                                                     ---------    ---------        ---------    ---------

Financing activities:
 Issuance of stock for debt extinquishment               2,944
 Contributed capital                                    17,000         --             85,428
 Cancellation of shares                                   --           --             (2,700)
                                                     ---------    ---------        ---------    ---------
Net cash provided by financing activities               17,000         --             85,672         --
                                                     ---------    ---------        ---------    ---------
Net increase in cash                                      --           --               --           --
Cash, beginning of period                                 --           --               --           --
                                                     ---------    ---------        ---------    ---------

Cash, end of period                                  $    --      $    --          $    --      $    --
                                                     =========    =========        =========    =========


Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest                                         $    --      $    --          $    --      $    --
    Income taxes                                     $    --      $    --          $    --      $    --
  Non-cash transactions:
    Extraordinary item - extinguishment of debt      $    --      $    --          $ 424,665    $    --
    Cancellation of shares                           $    --      $    --              2,700    $    --





                       See notes to financial statements.

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                          Notes to Financial Statements
                                 March 31, 2002
                                   (UNAUDITED)



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



2.   Significant Accounting Policies

     Organization and Business

     Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. Waste Conversion Systems, Inc. ("WCSI") and its subsidiaries, together, the "Company") are engaged in the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat. The Company also sells the thermal burner distributorship rights. In addition, the Company markets fuel supply contracts called "B.T.U. Programs" whereby the Company will retrofit an existing boiler with a thermal burner at the Company's expense, and supply an alternative source of fuel over a specified term. The Company will receive revenues from fuel supply contracts determined by energy savings achieved by the customer. Historically, a substantial portion of the Company's revenues has been from sales to a major stockholder.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                 March 31, 2002
                                   (UNAUDITED)



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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                 March 31, 2002
                                   (UNAUDITED)



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


3.   Extraordinary Item

     Extinguishment of Debt

     Since the Company ceased operations in 1996, it has not paid any of its obligations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gains were $8,880 ($0.00 per share) for fiscal 2001 and $1,562,122($0.25 per share)for fiscal 2000 and $497,093 for the six months ended March 31, 2002.

4.   Related Party Transactions

     Transactions with Major Stockholder

     Of the 1,250,000 shares of the Company's common stock which were issued in 1987 to the Company's three former officers in connection with the Company's patent acquisition, 1,082,660 shares were transferred by the three individuals to Nathaniel, Ltd.("Nathaniel"), a foreign corporation, as repayment for previous financing provided. Effective September 30, 1993, 193,108 of these shares became subject to a voting trust agreement dated June 5, 1988. The agreement gives the Company's former President the exclusive exercise of the stockholders' voting rights.

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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                 March 31, 2002
                                   (UNAUDITED)



5.     Notes Payable

       Notes payable at March 31, 2002 consist of:

             8.5% notes due April 1, 1994 from sale of
               securities units *                                    $       0

             10% unsecured loan for past due rent **                         0
                                                                     ---------
                                                                     $       0
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


6.   Available Carryforwards

     The Company has, for income tax purposes, approximately $4,654,000 in net operating loss carryforwards at March 31, 2002, available to offset future years' taxable income and expiring in varying amounts through the year 2015. A deferred tax asset of approximately $2,032,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The net changes in fiscal 2001 and 2000 in total valuation allowance were $33,000 and $(598,000), respectively.


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

                         WASTE CONVERSION SYSTEMS, INC.
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                 March 31, 2002
                                   (UNAUDITED)


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

     No preferred shares had been issued as of March 31, 2002.

9.   Going Concern

     The Company has suffered recurring losses from operations and ceased operations in August, 1996. All assets have been either abandoned or transferred to creditors. The liabilities exceed assets by $ -0- at March 31, 2002. In order for the Company to sustain any kind of operations, capital will need to be raised to retire outstanding obligations and provide operating funds. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The  Company  has  been  attempting  to  negotiate  its  liabilities,   and
     management believes all judgment creditors can be settled, for consideration (primarily stock) the Company can afford. The Company may raise additional capital through the sale of its equity securities, or debt securities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

OPERATIONS: The Company had no revenues for the six months ended March 31, 2002 and 2001. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no assurance, however, that management and/or significant shareholders will continue to supply such working capital.

OPERATING RESULTS. The Company had no operations for the six months ended March 31, 2002 and 2001. During the three months ended March 31, 2002, it had $9,645 of expenses attributed to $1,145 of penalties on accrued payroll taxes and $8,500 paid to settle a lawsuit as compared to $9,713 in interest expense for the three months ended March 31, 2001. During the six months ended March 31, 2002, the Company had $417,720 of income derived from $424,665 gain from extinguishment of liabilities and $2,700 recovery of expenses derived from the cancellation of shares previously issued for consulting services that were never performed less $9,645 in expense attributed to penalties on payroll taxes and $8,500 paid to settle a lawsuit. During the six months ended March 31, 2001, the Company had a loss of $19,426 attributed to accrued interest on notes payable.

EARNINGS PER SHARE OF COMMON STOCK. The net income or loss per common share is based upon the weighted average of outstanding common stock. The net loss per share of common stock was less than $.01 for the three months ended March 31, 2002 and less than $.01 for the three months ended March 31, 2001. For the six months ended March 31, 2002, the Company had income per share of $.07 per share compared to a loss than $.01 for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES. The Company ceased operations in August 1996 and had no operations during the first quarter of 2002.

During the six months ended March 31, 2002, the Company settled lawsuits, judgments and liabilities totaling $428,609 for $29,500 and 224,420 shares of its common stock.

As of March 31, 2002, the Company's outstanding liabilities were $-0-, which exceeds assets by $-0-.

Financing activities for the six months ended March 31, 2002 included contributed capital of $85,428 from management and/or significant shareholders. These funds were used to settle judgments, lawsuits and pay accounts payable of the Company.


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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

The State of Colorado's tax liens, which were filed in 1994 and 1995,in the total amount of $2,355 plus penalties and interest, were paid on January 15, 2002.

The 1995 judgment against the Company in Abacus Group Realty Holding Co. v. Waste Conversion Systems, Inc. (Arapaho County District Court, Division 5, File No. 95 CV 000010) totaled approximately $182,656.24 as of September 30, 2000, including post-judgment interest. This judgment was settled during October 2001. A Satisfaction of Judgement was entered on January 15, 2002.

On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,000, plus post-judgment interest. On June 30, 2001, the Company entered into a settlement agreement with F.G. Funding, Inc. whereby in exchange for the judgment, plus post-judgment interest. On December 18, 2001, the Company issued and delivered 213,712 shares of its restricted common stock to F.G. Funding, Inc. The Company has requested a Sastifaction of Judgement, however, the Plaintiff, to date, has not delivered one.

During the first week of October 2001, the Company was served as a defendant in Jules Nordlicht v. Stan Abrams, individually; Waste Conversion Systems, Inc. in the District Court for the City and County of Denver. Mr. Nordlicht alleges: (1) that the Company breached a contract by failing market and resell certain equipment and by failing to keep said equipment insured; and, (2) that the Company was negligent or careless in causing some or all said equipment to be shipped to Ireland. Mr. Nordlicht has asserted that he is owed $62,500 and requests that he be awarded interest as provided by law, costs and any other relief that the Court deems just and proper. The Company denies that it in any way acted in breach of the alleged contract or that its actions were in any way negligent. In addition, the Company believes that the action is subject to certain valid defenses. During October 2001, the Company entered into an Assumption of Liability, Indemnification and Hold Harmless Agreement with Stan Abrams, the Company's former President, whereby Mr. Abrams has agreed, upon the receipt of $20,000, to: (1) assume and promptly pay, any and all liability with regard to this litigation, including any costs, expenses, attorney and expert fees, and travel costs; and (2) indemnify and hold the Company harmless from paying any and or all claims relating to this litigation. (See Exhibit 10.0 filed with the 10-QSB report for the period ending December 31, 2001)


Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5.  Other Information

     The Company has moved its principal corporate offices from 4871 Mesa Drive, Castle Rock, CO 80104 to 18505 Highway 377 South, Fort Worth, TX 76126. Our new telephone number is(718) 512-3033. Our new fax number is (817)512-3034.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits: None

     (b)  Reports on Form 8-K.

     On February 27, 2002, the Company filed a Current Report detailing Item 4, "Changes in Registrant's Certifying Accountant". On April 30, 2002, the Company filed a Current Report detailing Item 2, titled, "Acquisition or Disposition of Assets", Item 5 titled, "Other Events and Regulation FD Disclosure" and Item 7, titled "Financial Statements and Exhibits".

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