Form 10QSB
period 2002-06-30
URBAN TELEVISION NETWORK CORP
filed 2002-08-13
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ending June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the transition period from       to
                                                               -------  --------

Commission file number 33-58972
                       --------


                       URBAN TELEVISION NETWORK CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                NEVADA                                   22-2800078
----------------------------------------     -----------------------------------
       (State of Incorporation)               (IRS Employer Identification No.)



18505 Highway 377 South, Fort Worth, TX                   76126
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number,(   817  )       512      -         3033
                           ---------  -------------   ----------------------

                         WASTE CONVERSION SYSTEMS, INC.

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

         Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 22,231,667

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No X
             ---    ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements........................................         3
          Independent Accountants Review Letter.......................
          Balance Sheet (unaudited)...................................         4
          Statements of Operations (unaudited)........................         5
          Statements of Cash Flows (unaudited)........................         6
          Notes to Financial Statements...............................         7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation...............................................        12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................        13

Item 2.   Changes in Securities and Use of Proceeds...................        14

Item 3.   Defaults upon Senior Securities.............................        14

Item 4.   Submission of Matters to a Vote
          of Security Holders.........................................        14

Item 5.   Other Information...........................................        14

Item 6.   Exhibits and Reports on Form 8-K............................        14

Signatures............................................................        14

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2002, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                                And subsidiaries

                           Consolidated Balance Sheet


                                                                            June  30,      September 30,
                                                                               2002            2001
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
         ASSETS
         ------

Current assets:
 Cash and cash equivalents                                                $      20,000    $        --
 Accounts receivable                                                             15,000             --
                                                                          -------------    -------------
      Total current assets                                                       35,000             --
                                                                          -------------    -------------

Furniture, fixtures and equipment, net                                            5,555             --
                                                                          -------------    -------------

Other assets
 Note receivable,net of allowance for doubtful                                  500,000             --
 Network assets                                                                 600,000             --
                                                                          -------------    -------------
                                                                              1,100,000             --
                                                                          -------------    -------------

                                                                          $   1,140,555    $        --
                                                                          =============    =============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $       2,150    $      72,428
  Advances from shareholders                                                    109,692             --
  Accrued interest payable                                                       10,000          218,261
  Accrued payroll taxes                                                            --              2,355
  Current portion of long term debt                                             250,000          210,348
                                                                          -------------    -------------

      Total current liabilities                                                 371,842          503,392
                                                                          -------------    -------------

Long-term debt payable                                                          250,000             --
                                                                          -------------    -------------

Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    22,231,667 shares outstanding                                               222,316           62,072
  Additional paid-in capital                                                  5,681,562        4,879,134
  Accumulated deficit                                                        (5,385,165)      (5,444,598)
                                                                          -------------    -------------

      Total stockholders' equity (deficit)                                      518,713        (503,392)
                                                                          -------------    -------------

                                                                          $   1,140,555    $        --
                                                                          =============    =============


                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statements of Operations
                For the Nine Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)



                                                Three months ended June 30      Nine months ended June  30

                                                    2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------

Revenues                                       $     17,965    $       --      $     17,965    $       --
                                               ------------    ------------    ------------    ------------
Expenses:
 Satellite and uplink services                       37,500            --            37,500            --
 Production expenses                                  8,100            --             8,100            --
 Technology expenses                                 23,795            --            23,795            --
 Administration                                      19,656            --            26,602            --
 Bad dept expense                                   277,000            --           277,000
 Depreciation                                           200            --               200            --
                                               ------------    ------------    ------------    ------------
Total expenses                                 $    366,251    $       --      $    373,197    $       --
                                               ------------    ------------    ------------    ------------
Income loss from operations                        (348,286)           --          (355,232)           --

Other income (expense)                                  --             --              --              --
Interest expense (net)                               10,000           9,713          10,000          29,139
                                               ------------    ------------    ------------    ------------

Loss before extraordinary item                     (358,286)         (9,713)       (365,232)        (29,139)

Extraordinary item - gain on extinguishments
  of debt                                              --              --           424,665            --
                                               ------------    ------------    ------------    ------------

  Net income (loss)                            $   (358,286)   $     (9,713)   $     59,433    $    (29,139)
                                               ============    ============    ============    ============

Earnings per share:
  Loss before extraordinary item               $     (0.021)     $ ( 0.002)    $     (0.038)     $ ( 0.005)

  Net income (loss)                            $     (0.021)     $ ( 0.002)    $      0.006      $ ( 0.005)

Weighted average number of common
  shares outstanding                             16,898,334       6,207,236       9,784,508       6,207,236




                       See notes to financial statements.


                      URBAN TELEVISION EETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)


                                                       Three months ended June 30  Nine months ended June 30

                                                           2002         2001           2002         2001
                                                         ---------    ---------      ---------    ---------

Operating activities:
  Net income (loss)                                      $(358,286)  $  (9,713)     $  59,433    $ (29,139)
  Adjustments to reconcile net income (loss) to
   cash provided (used) by operating activities:
    Depreciation                                               200         --              200         --
    Allowance for doubtful accounts                        277,000         --          277,000
    Net change in assets and liabilities:
      Accounts receivable                                  (15,000)        --          (15,000)        --
      Accounts payable                                      (2,150)        --          (70,278)        --
      Accrued interest payable                              10,000        9,713       (218,261)      29,139
      Accrued expenses                                        --           --           (2,355)        --
      Advances from shareholder                            109,691         --          109,691         --
      Notes payable                                           --           --         (210,348)        --
                                                         ---------    ---------      ---------    ---------

  Net cash provided (used) by operating activities          25,755         --          (59,918)        --
                                                         ---------    ---------      ---------    ---------

Investing Activities:
 Purchase of equipment                                      (5,755)        --           (5,755)        --
                                                         ---------    ---------      ---------    ---------

Financing activities:
 Contributed capital                                          --           --           85,673
                                                         ---------    ---------      ---------    ---------
Net increase in cash                                        20,000         --           20,000         --
Cash, beginning of period                                     --           --             --           --
                                                         ---------    ---------      ---------    ---------

Cash, end of period                                      $  20,000    $    --        $  20,000    $    --
                                                         =========    =========      =========    =========




Supplemental disclosure of cash flow information: Cash paid during the year for:
    Interest                                             $    --      $    --        $    --      $    --
    Income taxes                                         $    --      $    --        $    --      $    --
  Non-cash transactions:
    Acquisition of network affiliate base                $ 600,000    $    --        $ 600,000    $    --
    Acquisition of notes receivable                      $ 777,000    $    --        $ 777,000    $    --
    Extraordinary item - extinguishment of debt          $    --      $    --        $ 424,665    $    --
    Cancellation of shares                               $    --      $    --            2,700    $    --




                       See notes to financial statements.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                          Notes to Financial Statements
                                  June 30, 2002
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION:

         The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2001, which was filed November 30, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of June 30, 2002 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

         ACCOUNTING POLICIES:

         There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2002.



2.       Significant Accounting Policies

         Organization and Business

         Urban Television Network Corporation, formerly known as Waste Converstion Systems, Inc., was incorporated under the laws of the state of Nevada on October 21, 1986. On June 10, 2002 the company changed its name to Urban Television Network Corporation. The name change coincided the company's acquisition of assets from the Urban Television Network Corporation, a Texas corporation. Urban Television Network Corporation ("UTVN") and its subsidiaries, together, the "Company") are engaged in the business of supplying programming to broadcast television stations and cable systems. Formerly the company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.


         Principles of Consolidation

         The consolidated financial statements include the accounts of Urban Television Network Corporation and its subsidiaries. All material intercompany accounts and transactions are eliminated.

         Intangible Assets

         Network assets are amortized using the straight-line method over the lesser of their estimated economic useful lives or their legal term of existence.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                  June 30, 2002
                                   (UNAUDITED)



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

         Advertising Costs

         The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal years ended September 30, 2001 and the nine months ended June 30, 2002.

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

         The Company's June 30, 2002 financial statements include notes receivable of $777,000 which are considered impaired. A valuation reserve of $277,000 has been established at June 30, 2002. The Company's policy relating to impaired assets is to record interest income when received.

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

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                  June 30, 2002
                                   (UNAUDITED)



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


3.       Extraordinary Item

         Extinguishment of Debt

         Since Waste Conversion Systems, Inc. ceased operations in 1996, it did not pay any of its obligations related to previous operations. For those trade creditors and note holders which did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The extraordinary gains were $8,880 ($0.00 per share) for fiscal 2001 and $1,562,122($0.25 per share)for fiscal 2000 and $424,665 ($0.043 per share) for the nine months ended June 30, 2002.

4.       Related Party Transactions

         Certain Relationships and Related Transactions

         On May 7, 2002, the Company issued 16,000,000 common shares to Urban Television Network Corporation, a Texas corporation, in exchange for assets with a net transaction value of $877,000. The consideration exchanged in Asset Purchase Agreement was negotiated between the Company and UTVN in a transaction with management. The management of the Company and UTNV are the same individuals. The transaction does not represent an arms-length transaction. The transaction was valued at $877,000 or $0.058 per share. This dollar amount represents the actual cash invested in the agreements by UTVN and the face value of the three assigned HTNV promissory notes. The three promissory notes are currently in payment default and the values should be considered impaired by virtue of default. No effect was given to the impaired value of the defaulted promissory notes when determining the purchase price consideration. A market value for our common shares is difficult to ascertain because of the limited and illiquid market for the company shares.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                  June 30, 2002
                                   (UNAUDITED)



5.       Notes Payable

         Notes payable at June 30, 2002 consist of:

             Note due February 2003 to Hispanic Television
               Network for affiliate base                              $ 500,000
                                                                       ---------

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


6.       Available Carryforwards

         The Company has, for income tax purposes, approximately $4,654,000 in net operating loss carryforwards at June 30, 2002, available to offset future years' taxable income and expiring in varying amounts through the year 2015. A deferred tax asset of approximately $2,032,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code
         Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109.

7.       Capital Stock

         In February 1993, the Company adopted a stock option plan containing both incentive stock options and nonqualified stock options. Under the plan, 1,520,000 shares are reserved for issuance. Effective April 2, 1993, 520,000 nonqualified options were granted to a stockholder (Nathaniel) expiring in ten years. The rights to these options were waived in December 2001.

         In May 2002, the Company issued 16,000,000 shares to Urban Television Network Corporation for asset purchase of television base and other assets.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                  June 30, 2002
                                   (UNAUDITED)


8.       Preferred Stock

         The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of Urban Television Network Corporation authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

         No preferred shares had been issued as of June 30, 2002.

9.       Going Concern

         The Company has suffered recurring losses from operations. In order for the Company to sustain operations and execute its television broadcast and programming business plan , capital will need to be raised to support operations as the company executes its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company may raise additional capital through the sale of its equity securities, or debt securities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

OPERATIONS: The Company had no revenues for the nine months ended June 30, 2001 and $17,965 for the nine months ended June 30, 2002. The year 2002 revenues are related to the Company's acquisition of the UATV television network in May of 2002. The operations are still in the growth stages and the Company is dependent upon management and/or significant shareholders to provide sufficient working capital. It is the intent of management and/or significant shareholders to provide sufficient working capital necessary to provide the necessary working capital. There is no assurance, however, that management and/or significant shareholders will be able to supply such working capital.

OPERATING RESULTS. The Company had no operations for the nine months ended June 30, 2001 except for an accrual of $29,139 in interest expense on notes payable. For the nine months ended June 30, 2002 the company had an operating loss of $75,392 primarily related to the beginning operations of the UATV network acquired in May of 2002. During the three months ended June 30, 2002, it had an operating loss of $65,746 which was primarily related to the beginning of operations of the UATV network acquired in May of 2002 compared to $9,713 in interest expense for the three months ended June 30, 2001. During the nine months ended June 30, 2002, the Company had $424,665 of income derived from $424,665 gain from extinguishment of liabilities. During the nine months ended June 30, 2001, the Company had a loss of $29,139 attributed to accrued interest on notes payable.

EARNINGS PER SHARE OF COMMON STOCK. The net income or loss per common share is based upon the weighted average of outstanding common stock. The net loss per share of common stock was less than $.01 for the three months ended June 30, 2002 and less than $.01 for the three months ended June, 2001. For the nine months ended June 30, 2002, the Company had net income per share of $.036 per share compared to a loss less than $.01 for the nine months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES. Waste Conversion Systems, Inc., now known as Urban Television network Corporation, ceased operations in August 1996 and had no operations until May of 2002.

During the nine months ended June 30, 2002, the Company settled lawsuits, judgments and liabilities totaling $428,609 for $29,500 and 224,420 shares of its common stock.

As of June 30, 2002, the Company's assets were $1,433,095, which exceeds liabilities by $811,253.

Financing activities for the nine months ended June 30, 2002 included contributed capital of $195,120 from management and/or significant shareholders. These funds were used to fund operations and settle judgments, lawsuits and pay accounts payable of the Company.

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

Recent Sales of Unregistered Securities

         During the third quarter of 2002, the Company offered and sold the following securities:

         On May 7, 2002, the Company issued 16,000,000 common shares to Urban Television Network Corporation, a Texas corporation, in exchange for assets with a net transaction value of $877,000.

         The shares issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: None

         (b) Reports on Form 8-K.

         On May 8, 2002, the Company filed a Current Report detailing Item 2, titled, "Acquisition or Disposition of Assets", Item 5 titled, "Other Events and Regulation FD Disclosure" and Item 7, titled "Financial Statements and Exhibits".

         On June 17, 2002, the Company filed a Current Report on Form 8-K detailing Item 5 titled, "Other Events and Regulation FD Disclosure" disclosing a corporate name change.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002


Urban Television Network Corporation



 /s/ Randy Moseley                                             /s/ Stanley Woods
------------------                                            ------------------
By: Randy Moseley                                             By: Stanley Woods
Title: President                                              Title: Secretary