Form 10KSB
period 2002-09-30
URBAN TELEVISION NETWORK CORP
filed 2002-12-31
CIK 806171

==========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-KSB


                                   (Mark One)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                        Commission file number 000-23105

                               ------------------

                      URBAN TELEVISION NETWORK CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Nevada                            22-2800078
             or Other Jurisdiction of             (IRS Employer
          Incorporation or Organization)          Identification No.)


                      18505 Highway 377 South,    76126
                      Fort Worth, Texas         (Zip Code)
                    (Address of Principal Executive offices)

         Issuer's telephone number, including area code: (817) 512-3033
                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

                               ------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State issuer's revenues for its most recent fiscal year: $ 31,922

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of December 20, 2002 was approximately $894,048. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 20, 2002, there were approximately 1,416,585 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes / / No / X /

==========================================================================
Effective April 30, 2002, Waste Conversion Systems, Inc. acquired assets from Urban Television Network Corporation, a Texas corporation and in June 2002 changed its name to Urban Television Network Corporation and its Over the Counter Bulletin Board trading symbol was changed to "UNTV."

In August 2002 the Company's application was approved to be listed on the Over the Counter Bulletin Board.

In November 2002, the Company effectuated a 1 for 20 reverse split of its common stock and its Over the Counter Bulletin Board trading symbol was changed to "URBT".

                      Urban Television NETWORK CORPORATION
                                 TABLE CONTENTS



                                                                            Page

                     PART I


Item 1.   Business.............................................................4
Item 2.   Properties..........................................................19
Item 3.   Legal Proceedings...................................................19
Item 4.   Submission of Matters to a Vote of Security Holders.................20

                           PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................20
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................21
Item 7.   Financial Statements and Supplementary Data.........................26
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................26

                                  PART III

Item 9.   Directors and Executive Officers of the Registrant..................26
Item 10.  Executive Compensation..............................................28
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..........................................................29
Item 12.  Certain Relationships and Related Transactions......................30
Item 13.  Exhibits, Lists and Reports on Form 8-K.............................30

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Item 1. "Business-Overview," Item 2. "Properties," Item 3. "Legal Proceedings and Administrative Matters," Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters," and Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

Item 1. Business

Overview

Urban Television Network Corporation ("Urban Television", "The Company") operates the only U.S. based, broadcast television network (as opposed to cable networks discussed in the competition section) focused primarily on serving the African American population and other ethnic populations in the urban markets. The Company has branded the broadcast television network, for marketing purposes, as Urban America Television (UATV). The Company operates and has an option to acquire one television station, KlHO-LP Channel 17 in the Oklahoma City, Oklahoma market.

Urban Television delivers first run and syndicated programming 24 hours a day, seven days a week. We have the broadcast rights to a variety of sports and entertainment programming. Urban Television broadcasts a variety of other shows, including, sports, movies, news, entertainment, variety, and family programming. We obtain our programming from a variety of sources.

We are targeting the African American market because we believe that it contains vast marketing opportunities and is currently under-served. According to Census Bureau statistics, the African American population totals approximately 34 million, and is located largely in urban areas. As a whole this population group has a GNP equal to the 11th richest nation in the world. The income of this group has increased by 170% over the last 17 years and exceeds the growth rate of 112% for other ethnic groups over that same period. According to the Selig Center for Economic Growth at the University of Georgia, African American buying power - the personal income available after taxes for spending on goods and services - this year stands at $645.9 billion and will increase to $852.8 billion in 2007.

The vision of the Company focuses on operating a dynamic, quality broadcast television and cable network oriented towards the urban market, which is predominately African-American and multi-ethnic. In turn, the successful broadcast television and cable network will serve as the engine of growth for an exciting media company that capitalizes on its position of owning/operating broadcast media properties, possessing excellent talent relations and controlling its capabilities to finance, produce, and distribute entertainment-driven products. The Company's goal is to be a ground-breaking media company that is publicly traded, has significant African-American/Minority ownership and control, and presents a positive image of African-American and urban America's varied multi-ethnic culture.

Additionally, the Company has a goal of qualifying as a "Minority Business Enterprise" under the standards established by the National Minority Supplier Development Council. The Company believes that as a certified minority business it may achieve significant advantages when it comes to major advertisers allocating their advertising budgets. Among other requirements, the definition requires that at least 51% of the Company's ownership be held by investors who are minority persons.

Urban Television Network

We operate and have the option to purchase one television station that is currently broadcasting Urban Television programming. We have a goal of operating stations through a local marketing agreement, or LMA, pursuant to which we would control all programming, be entitled to all revenues and be liable for all expenses pending acquisition of the stations. We broadcast our programming to a combination of full-power and low-power stations, the latter of which are generally located close to or are directed at urban areas.

In July 2002, the Company assumed the operations and executed an option to purchase KLHO-LP Channel 17 in Oklahoma City, Oklahoma that is rated as the 46th DMA (Designated Market Area) in the country. This station serves the Oklahoma City, Norman and Enid markets. Combined, these markets have a total population of 1.2 million, of which 125,000 are African American or 99% of the African American population in this DMA. Once the acquisition is completed the Company will file for FCC approval of the assignment of this license to Urban Television Network Corporation.


Programming

The Company's mission is "to chronicle the beauty, depth and breadth of African-American and other ethnic groups' cultures and histories from yesterday to today and into the future." There are approximately 35.5 million African-American citizens living in the United States, or 12.7% of the total population. They have an estimated spending power of $600 billion.

The Company's policy will be that all programming shown by the Network will be suitable for viewing families, primarily African-American, but will also include other ethnic demographics as the network grows. Further, the goal is to give the African-American community a network that will demonstrate more of its traditional culture and heritage. Urban Television broadcasts first-run and syndicated programming 24 hours a day, seven days a week. To insure the quality of our programming, we have decided that we will limit the airing of "infomercials," or program-like commercials on the Urban Television Network.

Urban Television will not air programming for adult-only audiences. As a new network, Urban Television will initially rely totally on outside sources of programming for the Network. As cash flow allows, the network will look to develop programming for the network. The Company does not currently have sufficient capital to allow it to develop more that an fraction of its programming for the network, and it will have to rely on outside sources of programming for the foreseeable future.

The Company will seek to develop a library of interest for its African-American markets that includes documentaries, biographies, comedies, kids programming, music, dramas, film shorts, animation, international lifestyle and news. The Company's goal is to target the "trendsetter" marketing demographic (young, urban, African-American teens) that companies such as Nike, Coke, Pepsi, Proctor and Gamble, General Electric, Dell, Microsoft, Apple, General Motors, Ford, Chrysler, Nissan, Exxon-Mobil, Texaco, Prudential Securities, Merrill Lynch, American Airlines, Delta Airlines, and music companies pursue as the major focal point for network, during pivotal prime-time viewing hours. The plan is to "adapt and improve on" key original and other ethnic programming that other networks successfully offer, (e.g., A&E's Biography, a multi-ethnic Soul Train, the Discovery Channel's documentaries, MTV's and Vh-1's music based programming around stars, groups, genres of music, "behind the scenes" looks, etc.) and various other shows that will resonate with the network's audience. The network will only have a small amount of original programming from its inception but plans to increase its original programming going forward to set it apart from other minority focused networks. The network's programming can be seen at www.uatvn.com by clicking the "Programming" link.

Urban Television believes that there is adequate programming available from program syndicators, independent companies and other minority networks with which it will be bundling (sharing) programming. The network is broadcasting 24 hours daily, seven days per week with a diversified programming schedule that it is continually revising for new programming coming to the network.


A typical 24 hour schedule during the week of network programming is as follows:


                Urban America Television Network Program Schedule
                    October 7, 2002 through October 13, 2002
------------------------|------------------------------------------------------------|--------------|--------------|----------
   EST    |Mon 10/7/2002|Tues 10/8/2002|Wed 10/9/2002|Thurs 10/10/2002|Fri 10/11/2002|Sat 10/12/2002|Sun 10/13/2002|   EST
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
 6:00 A.M.|    Agday    |     Agday    |    Agday    |     Agday      |    Agday     | Black Forum  |              | 6:00 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|  Backstage   |----------
          |  Rise And   |    Rise And  |   Rise And  |    Rise And    |    Animal    |    Animal    |    Live      |
 6:30 A.M.|   Shine     |     Shine    |    Shine    |     Shine      |    Rescue    |    Rescue    |              | 6:30 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |  American   |    American  |   American  |    American    |  American    |     Wkend    |              |
 7:00 A.M.|   Review    |     Review   |    Review   |     Review     |   Review     |  Marketplace |  Outdoorsman | 7:00 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |   Black     |     Black    |    Black    |     Black      |    Black     |     First    |    Hunting   |
 7:30 A.M.|Perspective  |  Perspective | Perspective |  Perspective   | Perspective  |   Business   |  Adventures  | 7:30 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|-----------
          |    First    |     First    |    First    |     First      |    First     |              |    Sport     |
 8:00 A.M.|   Business  |   Business   |  Business   |   Business     |   Business   |   Zebby Zoo  |   Fishing    | 8:00 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |    First    |     First    |    First    |     First      |     First    |    Cartoon   |    World     |
 8:30 A.M.|   Business  |   Business   |  Business   |   Business     |   Business   |     Arcade   |  Ministry    | 8:30 A.M.
----------|             |              |             |                |              |--------------|--------------|----------
          |             |              |             |                |              |   What's Up  |              |
 9:00 A.M.|             |              |             |                |              |     Spike    |  T.D. Jakes  | 9.00 A.M.
----------|             |              |             |                |              |--------------|--------------|----------
          |    Urban    |     Urban    |    Urban    |     Urban      |     Urban    |   Tama And   |     World    |
 9:30 A.M.|  Television |   Television |  Television |   Television   |   Television |   Friends    |    Changes   | 9:30 A.M.
----------|    Movie    |     Movie    |    Movie    |     Movie      |     Movie    |--------------|--------------|----------
         .|  Ultimate   |   The Cape   |  Catholics  |   The Affair   |    Charade   |     Teen     |  Dr. Sherman |
10:00 A.M.|   Thrill    |  Town Affair |    (1973)   |    (1973)      |     1863)    |     Tyme     |    Allen     |10:00 A.M.
----------|   (1974)    |    (1977)    |             |                |              |--------------|--------------|----------
          |             |              |             |                |              |   Cartoon    |   One Child  |
10:30 A.M.|             |              |             |                |              |   Junction   |   One Voice  |10:30 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
11:00 A.M.|     Jon     |      Jon     |    Jon      |      Jon       |      Jon     |   Raceline   |Bible Answers |11:00 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
11:30 A.M.| We The Jury | We The Jury  | We The Jury |   We The Jury  |  We The Jury |  Car Clinic  | Time For Hope|11:30 A.M.
----------|             |              |             |                |              |--------------|--------------|----------
          |             |              |             |                |              |              |American Town |
12:00 P.M.|   I Spy     |    I Spy     |    I Spy    |      I Spy     |    I Spy     |  Racers Edge |    Hall      |12:00 P.M.
----------|             |              |             |                |              |--------------|--------------|----------
12:30 P.M.|             |              |             |                |              |  In Pursuit  |Awakening Hour|12:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |             |              |             |                |              | Major Black  |              |
 1:00 P.M.| Family Film | Family Film  | Family Film |   Family Film  |  Family Film |    Sports    | Family Film  | 1:00 P.M.
----------|   Festival  |   Festival   |  Festival   |    Festival    |    Festival  |              |   Festival   |----------
          | For Us The  |    Solomon   |  Charlotte  | It's Good To Be|  The Landlord|              |  For Us The  |
 1:30 P.M.|   Living    |  Northrop's  | Fourteen's  |     Alive      |      (1970)  |              |    Living    | 1:30 P.M.
----------|  (Howard    |   Odyssey    |  Mission    |     (1976)     |              |              |   (Howard    |----------
          |  Rollins)   |     1983     |   (1985)    |                |              |              |   Rollins)   |
 2:00 P.M.|    1983     |              |             |                |              |              |              | 2:00 P.M.
----------|             |              |             |                |              |              |              |----------
 2:30 P.M.|             |              |             |                |              | Major College|              | 2:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|    Football  |              |---------
 3:00 P.M.|State Police | State Police | State Police|  State Police  | State Police |    Lane vs.  |              | 3:00 P.M.
----------|-------------|--------------|-------------|----------------|--------------|    Kentucky  |              |----------
 3:30 P.M.| Crimestrike |  Crimestrike | Crimestrike |   Crimestrike  | Crimestrike  |      State   | Family Film  | 3:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|@Frankfort, KY|   Festival   |----------
          |  What's Up  |              |  What's Up  |                |  What's Up   |              | It's Good To |
 4:00 P.M.|    Spike    |  Teen Tyme   |    Spike    |   Teen Tyme    |    Spike     |              |   Be Alive   | 4:00 P.M.
----------|-------------|--------------|-------------|----------------|--------------|              |    (1976)    |----------
          |   Cartoon   |    Cartoon   |   Cartoon   |    Cartoon     |   Cartoon    |              |              |
 4:30 P.M.|    Arcade   |     Arcade   |    Arcade   |     Arcade     |    Arcade    |              |              | 4:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |   Cartoon   |   Cartoon    |   Cartoon   |    Cartoon     |    Cartoon   |              |              |
 5:00 P.M.|   Junction  |   Junction   |   Junction  |    Junction    |    Junction  |              |              | 5:00 P.M.
----------|-------------|--------------|-------------|----------------|--------------| Reggae World |              |----------
 5:30 P.M.|Real Families| Real Families|Real Families|  Real Families | Real Families|              | Family Film  | 5:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|   Festival   |----------
          |Urban America| Urban America|Urban America|  Urban America | Urban America|    Urban     | The Landlord |
 6:00 P.M.|   Video     |    Video     |   Video     |    Video       |   Video      |  Lifestyle   |    (1970)    | 6:00 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|              |----------
          |    Urban    |    Urban     |   Urban     |      Urban     |    Urban     |              |              |
          |  Television |  Television  | Television  |    Television  |  Television  |              |              |
 6:30 P.M.|     News    |     News     |    News     |       News     |     News     |  Main Floor  |              | 6:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
 7:00 P.M.| We The Jury |  We The Jury | We The Jury |  We The Jury   | We The Jury  |              |              |
          |             |              |             |                |              |              |   Club Jam   | 7:00 P.M.
----------|-------------|--------------|-------------|----------------|--------------|  Power Play  |--------------|----------
          |  American   |  American    |  American   |   American     |  American    |   /Special   |    Animal    |
 7:30 P.M.|   Review    |   Review     |   Review    |    Review      |   Review     |              |     Rescue   | 7:30 P.M.




----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |             |              |             |                |              |              |     Sports   |
 8:00 P.M.|             |              |             |                |              |              |   Lifestyle  | 8:00 P.M.
----------|   I Spy     |    I Spy     |    I Spy    |     I Spy      |    I Spy     |     I Spy    |--------------|----------
          |             |              |             |                |              |              |   American   |
 8:30 P.M.|             |              |             |                |              |              |  Adventurer  | 8:30 P.M.
----------|-------------|              |             |                |              |              |--------------|----------
 9:00 P.M.| Black Forum |   Ballroom   |             |                |              |              | Crimestrike  | 9:00 P.M.
----------|-------------|    Boxing    |    Urban    |     Urban      |    Urban     |     Urban    |--------------|----------
 9:30 P.M.|Ameican Adven|              |  Television |   Television   |  Television  |   Television | Crimestrike  | 9:30 P.M.
----------|-------------|--------------|    Movie    |     Movie      |    Movie     |Saturday Night|--------------|----------
          |   Sports    |              |   Barnaby   |   Talons of    |   Address    |     Movie    |              |
10:00 P.M.|  Lifestyle  |              |   And Me    |  the Eagles    |   Unknown    |   Expect No  | State Police |10:00 P.M.
----------|------------ |  NWA Total   |   (1977)    |                |    (1997)    |     Mercy    |--------------|----------
          |  Spiritual  |Nonstop Action|             |                |              |     (1995)   | Black Forum  |
10:30 P.M.|   Impact    |              |             |                |              |              |    02-24     |10:30 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |             |              |             |                |              |              |  Entertain   |
11:00 P.M.| Crimestrike | Crimestrike  | Crimestrike |  Crimestrike   |  Crimestrike |  Thunderbox  |  Las Vegas   |11:00 P.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
11:30 P.M.|             |              |             |                |              |              | Sandy Hackett|11:30 P.M.
----------|  The Show   |  The Show    |  The Show   |   The Show     |   The Show   |              |--------------|----------
12:00 A.M.|             |              |             |                |              | NWA Southwest|              |12:00 A.M.
----------|-------------|--------------|-------------|----------------|--------------|   Wrestling  |  Noche Del   |----------
          |Urban America| Urban America|Urban America| Urban America  | Urban America|              |    Salsa     |
12:30 A.M.|    Video    |    Video     |    Video    |     Video      |     Video    |              |              |12:30 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------
          |             |              |             |                |              |              |              |
 1:00 A.M.|             |              |             |                |              |              |              | 1:00 A.M.
----------|  Rhythems   |   Rhythems   |  Rhythems   |  Rhythems      |    Hit 10    | NWA Wildside | Underground  |----------
 1:30 A.M.|             |              |             |                |              |              |    Video     | 1:30 A.M.
----------|             |              |             |                |              |              |              |----------
 2:00 A.M.|             |              |             |                |              |   American   |              | 2:00 A.M.
----------|             |              |             |                |              | International|    I Spy     |----------
 2:30 A.M.|    Urban    |    Urban     |    Urban    |    Urban       |    Urban     |   Wrestling  |              | 2:30 A.M.
----------|  Television |  Television  |  Television |  Television    |  Television  |--------------|--------------|----------
 3:00 A.M.|     Movie   |    Movie     |    Movie    |    Movie       |     Movie    |Smooth Grooves|              | 3:00 A.M.
----------|   Ultimate  |   The Cape   |  Catholics  |  The Affair    |    Charade   |--------------|    I Spy     |----------
 3:30 A.M.|    Thrill   |  Town Affair |   (1973)    |    (1973)      |     (1963)   |    Sizzle    |              | 3:30 A.M.
----------|    (1974)   |    (1967)    |             |                |              |--------------|              |----------
 4:00 A.M.|             |              |             |                |              |              |              | 4:00 A.M.
----------|             |              |             |                |              |    Urban     |    I Spy     |----------
 4:30 A.M.| Family Film | Family Film  | Family Film |  Family Film   | Family Film  |  Television  |              | 4:30 A.M.
----------|  Festival   |   Festival   |   Festival  | It's Good To   |   Festival   |Saturday Night|--------------|----------
 5:00 A.M.| For Us The  |   Solomon    |   Charlotte |   Be Alive     | The Landlord |    Movie     |              | 5:00 A.M.
----------|  Living     |  Northrop's  |  Fourteen's |    (1978)      |    (1970)    |    Expect    |    I Spy     |----------
          |  (Howard    |   Odyssey    |   Mission   |                |              |   No Mercy   |              |
          |  Rollins)   |    (1985)    |             |                |              |              |              |
 5:30 A.M.|   1983      |              |             |                |              |              |              | 5:30 A.M.
----------|-------------|--------------|-------------|----------------|--------------|--------------|--------------|----------

         Programming Costs

Urban Television obtains virtually all of the existing programming from outside sources in exchange for allowing the provider to fill a portion of the advertising slots. For example, a thirty-minute program routinely contains five to six minutes of advertisements or spots that are available to Urban Television. Urban Television generally allows the provider to fill up to 50% of these slots in exchange for use of the programming.

         Programming Distribution

There are a number of mediums for distribution of the Urban Television network programming to viewing audiences. Generally, the three largest are traditional broadcast television stations, cable television systems and direct satellite broadcasters such as DirectTV and Dish Network. Presently, the Urban Television network has affiliate agreements with approximately 60 broadcast television stations (which can be seen at www.uatvn.com and clicking the "Affiliates" link) of which a number are also on cable in their local markets.

The Company's goal is to negotiate with the operators of cable television systems and satellite broadcasters for these operators to carry the network for nominal or no charges, especially with the network having a minority focused programming grid. The Company believes that many of these operators may be willing to offer attractive terms because of their desire to carry additional programming addressed to the African-American and other minority viewers. Because none of these arrangements have yet been negotiated, there can be no assurance that these goals will come to fruition.

         The Broadcast Facilities and Satellite Signal.

In the Company's purchase of assets from Urban Television Corporation, a Texas corporation, the Company assumed a Satellite Transponder Service Agreement with Hispanic Television Network, Inc. ("HTVN") which leased satellite transponder space from affiliates of the General Electric Corporation (collectively called "GE Americom") that provided that HTVN had the right to uplink signals to the satellite transponder within a designated bandwidth off the GE-3 communications satellite.

In September of 2002, the Company and HTVN entered into a mutual termination agreement for the Satellite Transponder Service Agreement. Currently the Company has an agreement with Loral Skynet for 6 MHZ of bandwidth on the Telstar 5 for satellite space and with Verestar, Inc. to uplink the Urban Television Network signal to the satellite. The cost to the Company for both agreements is a total of $26,000 per month for three years. SEE EXHIBIT 10.5


Our basic form of licensing rights agreement with program suppliers contains barter terms pursuant to which the Company obtains broadcasting rights to certain identified programming and in exchange, we give the licensor advertising time during the broadcast of such programs. Generally speaking, in a thirty (30) minute program there are normally seven (7) minutes of commercial time, which time is allocated as follows:

         o        two and one-half (2.5) minutes to the licensor;

         o        two (2) minutes to our affiliate station; and

         o        two and one-half (2.5) minutes to Urban Television Network.

The licensor can then sell this advertising time to outside parties, thereby earning income on the licensing of their program. Our licensing agreements are generally for a term of 52 weeks and are cancelable by either party upon two (2) weeks written notice. We also have the right to refuse any program, without prior notice, if the content, subject matter, or production quality does not meet our standards.


         Affiliates

Currently, we have approximately 60 affiliates located in over 48 markets and reaching approximately 17 million households. Our affiliates are comprised of both television and cable stations.

Generally, we require that an affiliate broadcast a minimum of 12 hours of our programming within a 24 hour period. Approximately 15 of our affiliates broadcast 18 hours or more of our Urban Television programming, with the remaining affiliates airing at least 12 hours or less. Generally the revenues for network advertising are calculated only for that portion of time that the affiliate broadcasts our programming.

We grant the Urban Television affiliates a limited license pursuant to an affiliate license agreement. This limited license permits our affiliates to receive Urban Television programming via satellite transmissions and to exhibit and rebroadcast our programming. Affiliates may rebroadcast any portion of the programming received up to a maximum of two times within 24 hours of receipt. They must broadcast the programming received in its entirety at least one time between the hours of 7:00 a.m. and 1:00 a.m. Additionally, we request affiliates' to submit weekly broadcast logs in order to monitor compliance with these requirements. Our affiliates agree that they will not preempt, cover or in any way disrupt national advertisements contained in any program or portion thereof that they broadcast with the exception of two (2) two-minute spots per hour as well as two (2) ten-second station breaks per hour. Additionally, our affiliate agreements generally provide that each affiliate may use approximately four (4) minutes per hour for local commercials or other announcements. Either the network or our affiliate may cancel the agreement at any time with thirty
(30) days written notice.

In exchange for providing the affiliate with programming and commercial time, we retain the remainder of the advertising time, which we sell to advertising firms and independent advertisers, or use it to barter with third-parties to acquire additional programs.


         Marketing

The Company plans to use (although it has none hired at this time) marketing professionals, known as account executives, to target advertisers and advertising agencies in key Urban markets. They will consist of network and national spot account executives and local spot account executives. Account executives targeting network advertisers will serve a dual role as national spot sellers. These sales personnel will have the flexibility of offering a network wide sales package or a market specific sales package. Generally, the majority of network and national spot advertising sales is generated from the same advertising agencies. This efficiency will allow us to generate greater profits while controlling our own sales efforts. Account executives responsible for local spot sales will be located in each of operated stations markets. They will target advertising agencies, businesses and service providers in their individual markets.

These marketing efforts will be enhanced through the use of research developed by our in-house research department (which is to be established) utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price our commercial inventory. The research department will further help our sales efforts by identifying and targeting advertisers in this utilized market.

As the Company grows, its goal is to have national and network sales offices in the major markets such as Los Angeles, New York, Miami, Chicago, Dallas.


         Competition

The broadcast industry is highly competitive and, as a result of the wide range of programming available in both the broadcast and cable formats; the network will compete with a large number of competitors in the television, cable and direct television markets. The network will compete for available airtime, channel capacity, advertiser revenues, revenue from license fees, number of viewing households, and programming material. The Company believes that its strongest competitive advantages are: (1) the quality of and vision of its African-American oriented programming; (2) its competitive advertising rates;
(3) the African-American nature of the network's broadcasts and programming; (4) cross promotional and advertising opportunities with other media; (5) its technology plan that will give its affiliates tools that they have never had to manage their stations; and (6) its intention to become a publicly traded primarily minority company, which will enable it to access diversity spending by major advertisers and access large capital at cost-effective rates to grow its core business and synergistic entertainment opportunities in film, television, music, the internet and intellectual property.

In its operations, Urban Television will experience substantial competition from others with substantially greater financial resources than the Company. The telecommunications and entertainment industries are very competitive, and many of the other companies are large, well-capitalized entities. The networks currently directed to the African-American market are cable networks with little or no broadcast station distribution. The largest network currently directed to African-American audiences in the United States is BET Holdings, Inc., which is now part of Viacom, Inc., a Fortune 500 company. A number of other networks that will be competitors are owned by some well capitalized companies in the United States. There is no assurance that the Company will be able to compete successfully.

Recently the Company has agreed to bundle (share) programming with two other minority networks (that have significant cable distribution) that will give the Company substantial cable coverage to add to its broadcast households. In return the other minority networks will be able to count the network's broadcast households in their distribution coverage in substantially increase their coverage totals. The Company sees this as a coming trend to increase the total household coverage numbers to give our company and others the critical mass (total household coverage) needed to sell national advertising quicker than each could achieve on its own.

Some of the competition in our market niche are:

         Black Entertainment Television (BET): BET, formed and headed by Bob Johnson, and now owned by Viacom, has been in business for 20 years and currently reaches approximately 55 million homes. BET's annual revenues have hover at around $160 million. BETs programming basically consists of no-cost music videos, low-cost standup comic shows, infomercials and some talk shows. Programming has always been a sore spot for BET with its relationships with the Multiple Systems Operators (MSOs) and the African-American Community. Bob Johnson's, and now Viacom's, retort has been over the years, "We are a business first and a black network second." This is clear to many and provides Urban Television with a great opportunity to provide a different programming philosophy that the African American community can take pride in and support. BET will try to obtain more channel space on cable networks to thwart the competition, including the Company's Urban Television network. BET.com, a great website and venture with major media entities as partners, has been launched.

         Major Broadcasting Corporation: MBC launched in 1999 as a cable network but has not acquired the distribution it expected. Our estimate is that MBC has cable subscriber service of less than ten million. Headed by celebrities:
Evander Holyfield, Marlon Jackson, Cecil Fielder, attorney Willie Gary and businessman, Alvin James, MBC has chosen to go after the African-American, Christian family audience. The "esprit de corps" and corporate culture are to of MBC's assets.

         New Urban Entertainment (NUE): NUE, headed by Quincy Jones has had plans to launch for sometime, but they have been delayed because of lack of distribution and operating capital and has recently undergone a reorganization. NUE licensed programming from Sony, but they have no significant distribution system on which to air the programming. Quincy Jones has the strongest relationships with Time Warner. Urban Television and others can expect for Warner Bros. Studio and Time Warner cable to assist Mr. Jones in his endeavor, if and when NUE launches. Quincy Jones is an icon in music and has strong talent relationships and an identity with the African-American television community by virtue of his hit series, THE FRESH PRINCE OF BEL AIR, THE JENNY JONES SHOW, and his involvement with Vibe magazine. We should expect similar, quality products coming from this competitor.

Overall, Urban Television expects for BET and possibly MBC to be its strongest competitors. BET will try an anti-competitive move by launching additional BET channels for Family, Movies and Jazz. BET, as part of Viacom, has deep pockets and has one of cable's most important entrepreneurs ever, John Malone, as a significant minority investor. MBC is not an immediate threat, but poses a threat if each successive MSO that carries MBC will not then carry Urban Television. In addition, there are and always have been other entities, trying to launch similar-themed networks.

Urban Television's response to the competition includes (1) developing a network grid format with family oriented programs that the minority community will endorse and support (2) producing, owning and programming quality shows to make the Urban Television network more appealing to the broadcast television stations, the direct to home broadcast systems, the MSOs and the African-American television consumer; (3) developing a technology component that will set it and its affiliate partners apart from all others in the television industry; and (4) become a publicly traded company with significant minority ownership.

For Urban Television to continue to grow particular emphasis has to be placed on
(1) securing affiliations from broadcast television stations, cable MSOs and direct to home systems in the major African American demographic markets, (2) implementation of an effective sales force and (3) securing innovative programming to attract advertisers, sponsors and viewers.

Perhaps the major competitive strengths and resources that, Urban Television has and will utilize, is its distribution system of approximately 60 affiliate broadcast television stations, its revenue sources from the beginning, and the intellectual power and resources that Urban Television management brings to the Company. The Company believes that its management brings significant added value to take advantage of the present opportunities available to it in focusing on the African American market.


         Competitive Strategy

Urban  Television  has the goal of  being  the best  managed,  highest  quality, multimedia company that focuses on the African-American and other minority ethnic markets. Led, initially, by its broadcast television station network and later as it adds cable and direct-to-home systems, Urban Television plans to build a network that will make it one of the predominate television programming networks focusing on the depth, breadth, history and beauty of African-American people and their culture. Urban Television will pursue a strategy of differentiation within the broadcast television, cable and direct to home industry.

         Urban Television's competitive strategy consists of the following key points:

         1. Hire and retain a strong management team. Develop a Board of Directors and Advisory Board who will help lead and advise Urban Television, in addition to bringing in valuable resources and relationships.

         2. Produce (or partner with producers) and broadcast as many high-concept, quality original programs and series as it can economically and prudently afford to do each year. Such original productions will enable Urban Television to build brand loyalty, attract advertisers and sponsors and build a library of media copyrights to exploit worldwide

         3. In regards to cost and risk management, Urban Television will seek to minimize overhead; obtain no-cost, low-cost and barter programming, and establish strong financial relationships with strategic partners;

         4. Pursue parallel strategies of distribution for the network with MSOs for analog and digital cable carriage, satellite systems, and broadcast television stations;

         5.       Pursue  affiliate  and  distribution  deals  with  independent
                  television   stations   and  MSOs  where   there  is  a  heavy
                  African-American and/or multi-ethnic population;

         6.       Obtain and maintain  the status of being a certified  Minority
                  Business   Enterprise   to   attract   major   corporate   and
                  governmental advertisers/sponsors;

         7. Establish a strong sales presence in New York, Los Angeles, Dallas-Fort Worth, Chicago, San Antonio, Detroit, Orlando, Houston, Philadelphia, Memphis, Washington D.C., Nashville, New Orleans, Atlanta to obtain the maximum penetration of the African American market which will translate into higher advertising rates;

         8. Establish a lobbying presence in Washington, DC to push for Urban Television's interest with the FCC, congress, governmental agencies and to certify Urban Television as a minority vendor;

         9. Establish a working committee for Business Development to serve as an incubator for ventures utilizing Urban Television's management skills and unsold commercial inventory;

         10.      Feature  prominent  stars  and   writer-producers   for  Urban
                  Television's programming;

         11. Develop and launch a cost-effective, profitable, strategic internet business(s);

         12. Use corporate sponsors; especially other media entities, to co-finance and co-promote Urban Television programming;

         13.      Develop  "franchise"   intellectual   properties  in-house  to
                  develop revenue streams in all media;

         14.      Develop  a  merchandising/licensing   arm  to  create  revenue
                  streams for Urban Television's intellectual properties;

         15. Develop a music division at the appropriate time to take advantage of opportunities, when they arise in the future to brand Urban Television products;

         16.      Establish a technology  relationship with Cresson  Technology,
                  Inc.  to  help  Urban   Television   maximize  its  technology
                  opportunities in all areas of media distribution;

         17. Program the most profitable shows for the day-part, especially in regards to the late night and early morning time slots;

         18.      When  appropriate,   develop,   produce  and  sell  television
                  programming to other networks and/or syndicators via the Company's in-house production unit as capital sources allow;

         19. Develop and nurture strong community relations through the use of fund raisers, scholarships, tie-ins to national and local groups, contests for viewers, awards shows, programming, use of the web sites, education and information, etc.

Our affiliate stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

The broadcasting industry is continuously faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media. The rules and the policies of the FCC also encourage increased competition among different electronic communications media. As a result, we may experience increased competition from other free or pay systems that deliver entertainment programming directly to consumers and this could possibly have a material adverse effect on our operations and results. For example, commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems, Class A low-power television stations, digital television and radio technologies, or other video delivery systems.

In addition, actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the effect on our television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase competition that our television stations face from other distributors of video programming.

Factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics, assigned frequency and strength of local competition. Although there is competition for our target market, we believe that we possess certain competitive advantages over our competitors, including:

         Our Ability to Broadcast in Digital. Unlike many television networks, we broadcast our programming in a digital format from a fully-digital earth station. We chose this format in anticipation of an FCC regulation requiring all television stations to broadcast in digital by 2006. The operation of a digital control room requires much less input and effort than a traditional analog station. Although, not all of our affiliate stations have the ability to broadcast in digital, sending out a digital signal helps reduce our operating costs because the cost of a digital signal is less than leasing an analog signal on the satellite transponder.

         Our Management Team Reflects our Target Audience. From consultant Tony Brown, to Executive Vice President of Network Operations, David Simon, our team is expected to be comprised of many African Americans. We believe that the best way to understand the needs and wants of our target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of an African American television network.

In the course of its business, our network uses various trademarks, trade names and service marks, including its logo in its advertising and promotions. We believe the strength of our trademark, trade name and service mark are important to our business and intend to continue to protect and promote our marks as appropriate. Currently, we have applied for trademark protection on Urban Television and certain other brand identification. There can be no assurance that we will receive each of these trademarks. Other than these pending trademarks, we do not hold or depend upon any material patent, government license, franchise or concession.

Federal Communications Commission Regulation

         FCC Licenses

Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time.  The  Communications  Act  prohibits  the  operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

         o        to issue, revoke and modify broadcast licenses;

         o to decide whether to approve a change of ownership or control of station licenses;

         o        to regulate the equipment used by stations; and

         o to adopt and implement regulations to carry out the provisions of the Communications Act.


Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

         License Grant & Renewal

Television broadcast licenses are granted for a maximum period of eight years upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Television licenses are subject to renewal upon application to the FCC, which is required under the Communications Act to grant the renewal application if it finds that the station: (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. Under the Telecommunications Act of 1996 ("1996 Act"), as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. FCC licenses generally are renewed. Although there can be no assurance that our current licenses will be renewed, we are not aware of any facts or circumstances that would prevent such license renewals.

We recently executed a lease agreement with an option to acquire KLHO Channel 17, which is a low power UHF television station in Oklahoma City, Oklahoma.

         Transfers or Assignment of License

The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

         o compliance with various rules limiting common ownership of media properties;

         o the character of the licensee and those persons holding attributable interests therein; and

         o compliance with the Communications Act's limitations on alien ownership.

Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refers to the level of ownership or other involvement in station operations that would result in the FCC attributing ownership of that station or other media outlets to the person or entity in determining compliance with FCC ownership limitations.

To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application or other objections may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the full commission or, as the case may be, a court of competent jurisdiction. The full FCC has an additional 10 days to set aside on its own motion any action taken by the FCC's staff acting under delegated authority. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

         Multiple and Cross-Ownership Restrictions

The FCC imposes significant restrictions on certain positional and ownership, or "attributable", interests that a single entity can hold in broadcast television stations, cable systems and other media. These rules limit the number of television stations that a single entity can own, control or influence in both national and local markets, and also limit the permissible ownership combinations involving television stations and other types of media, such as radio, cable and newspapers.

Under the FCC's rules, officers, directors and equity holders who own 5% or more of the outstanding voting stock of a licensee are deemed to have an "attributable" interest in the Company. Certain institutional investors who exert no control or influence over a licensee may, however, own up to 20% of the outstanding voting stock before their interest will be attributed. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options and warrants are generally exempt from attribution under current rules. However, under the FCC's new equity-debt plus rule, a party will be deemed to be attributable if it owns a non-voting interest exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market, even if there is a single majority shareholder.

Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national viewing audience. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.

The FCC has relaxed it "television duopoly" rule, which previously barred any entity from having an attributable interest in two television stations with overlapping service areas. The FCC's new television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate Designated Market Areas ("DMA"), as determined by Nielsen. In addition, the new rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an unbuilt television station, or if extraordinary public interest factors are present.

The FCC has also relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If neither of these various "independent voices" tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market. The FCC's rules restrict the holder of an attributable interest in a television station from also having an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station.

Although the FCC's recent revisions to its broadcast ownership rules became effective on November 16, 1999, several petitions have been filed at the FCC seeking reconsideration of the new rules. The Company cannot predict the outcome of these reconsideration requests.

         Restrictions on Foreign Ownership

The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country.

The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships.

         Programming and Operation

The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station's community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but these complaints may be filed and considered at any time.

         Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

         o        political advertising;

         o        children's programming;

         o        commercial advertising on children's programming;

         o        the broadcast of obscene or indecent programming;

         o        sponsorship identification; and

         o        technical   operations   and  equal   employment   opportunity
                  requirements.

Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short or less than the maximum renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Must-Carry / Retransmission Consent

As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its television market or DMA. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can negotiate the terms under which the cable system will carry its broadcast signal.

The United States Supreme Court upheld the validity of the must-carry rules in a 1997 decision. These must-carry rights are not absolute and their exercise is dependent on a variety of factors, including: (i) the number of active channels on the cable system; (ii) the location and size of the cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station.

Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that failed to make an election by the specified deadline were deemed to have elected must-carry status for the relevant three-year period.

The FCC is currently conducting a rulemaking proceeding to determine the scope of the cable systems' carriage obligations with respect to digital broadcast signals during and following the transition from analog to digital broadcasting.


         Review of Must Carry Rules

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each full-power television broadcaster to elect, at three year intervals beginning October 1,1993, to either:

         o require carriage of its signal by cable systems in the station's market, which is referred to as must carry rules; or

         o negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

         o        the number of active channels on the cable system;

         o        the location and size of the cable system; and

         o        the  amount  of  programming  on  a  broadcast   station  that
                  duplicates  the  programming  of  another   broadcast  station
                  carried by the cable system.

Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We are currently negotiating with cable providers to obtain carriage for our low-power stations. We can offer no assurances, however, that we will obtain such carriage.


         Local Marketing Agreements

We may, from time to time, enter into local marketing agreements, or LMAs, generally in connection with pending station acquisitions. By using LMAs, we can provide programming and other services to a station that we intend to acquire before we receive all applicable FCC and other governmental approvals that are necessary to consummate that assignment.

FCC rules and policies generally permit LMAs if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we have LMAs or that we will receive the anticipated revenue from the sale of advertising for such programming.

For purposes of its national and local multiple ownership rules, the FCC attributes LMAs that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grandfathered until 2004. LMAs entered into on or after November 5, 1996 have until approximately August 2001 to comply with this requirement. Petitions for reconsideration have been filed against the FCC order that adopted these requirements.

         Digital Television Services

The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting. The FCC has established service rules and adopted a table of allotments for digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period.

The spectrum to provide a variety of ancillary or supplemental services including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the digital television implementing rules permit broadcasters to use their assigned digital requirement that they continue to provide at least one free, over-the-air television service. The FCC established May 1, 2002 as the deadline for initiation of digital television service for all television stations and 2006 as the date that television broadcasters must return their analog license to the FCC unless specified conditions exist, that in effect limit the public's access to digital television in a particular market. These dates are subject to biennial reviews that will evaluate the progress of the DTV transition, including consumer acceptance. The FCC also has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

         Satellite Home Viewer Improvement Act

The Satellite Home Viewer Improvement Act ("SHVIA") enables satellite carriers to provide more television programming to subscribers. Specifically, SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station's local market (i.e., provide "local-into-local" service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber's local television market or DMA) for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights; and (4) mandates carriage of broadcast signals on a "local-into-local" basis after a phase-in period. "Local markets" are defined to include both a station's DMA and its county of license.

SHVIA requires that, with several exceptions, satellite carriers may not retransmit the signal of a television broadcast station without the express authority of the originating station. Such express authorization is not needed, however, when satellite carriers retransmit a station's signal into its local market (i.e., provide local-into-local transmissions) prior to May 28, 2000. This retransmission can occur without the station's consent. Beginning May 29, 2000, however, a satellite carrier must obtain a station's consent before retransmitting its signal within the local market. Additional exceptions to the retransmission consent requirement exist for noncommercial stations, certain superstations and broadcast stations that have asserted their must-carry rights.

In addition, SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in "unserved" households (i.e., households are unserved by a particular network if they do not receive a signal of at least Grade B intensity from a station affiliated with that network) until December 31, 2004. However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.

SHVIA also provides for mandatory carriage of all television broadcast stations by satellite carriers, effective January 1, 2002, under certain circumstances. Effective January 1, 2002, a satellite carrier that retransmits one local television broadcast station into its local market under a retransmission consent agreement, must carry upon request all television broadcast stations in that same market. Satellite carriers are not required, however, to carry the signal of a station that substantially duplicates the programming of another station in the market, and are not required to carry more than one affiliate of the same network in a given market unless the television stations are located in different states.

In addition, SHVIA requires the FCC to commence a rulemaking proceeding that extends the network nonduplication, syndicated exclusivity and sports blackout rules to the satellite retransmission of nationally distributed superstations. The FCC already has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of this Act.

         Children's Television Act

The FCC's rules limit the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non-renewal of a station's broadcast license. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations' own programming as well as through other means. The FCC has guidelines for processing television station renewals under which stations are found to have complied with the children's programming requirements if they broadcast three hours per week of "core" children's educational programming, which among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station that the FCC finds not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the children's programming requirements in other ways. The FCC has indicated its intent to strictly enforce its children's television rules. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

         Proposed Regulations and Legislation

In 1995, the FCC issued notices of proposed rulemaking proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by networks. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. Although the Telecommunications Act substantially relaxed the dual network rule by providing that an entity may own more than one television network, none of the four major national television networks may merge with each other or acquire certain other networks in existence on February 8, 1996. We cannot predict how or when the FCC proceeding will be resolved or how those proceedings or the relaxation of the dual network rule may affect our business.

         Low-Power Television

Low-power television stations are regarded by the FCC as having secondary status to full-power television stations and are subject to being displaced by changes in full-power stations resulting from digital television allotments. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" low-power television station. Class A low-power television stations are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Station KLHO-LP Channel 18 in Oklahoma City, Oklahoma was granted a Class A License

In addition, the U.S. Congress and the FCC have under consideration, and in the future may consider and adopt new laws, regulation and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Any such changes could result in the loss of audience share and advertising revenues for such station, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the issues noted above, such changes may include:

         o        spectrum use fees;

         o        political advertising rates;

         o potential restrictions on the advertising of certain products (beer, wine and hard liquor);

         o        further  revisions  in  the  FCC's  cross-interest,   multiple
                  ownership and attribution policies;

         o        foreign ownership of broadcast licenses;

         o        technical and frequency allocation matters; and

         o        DTV tower siting issues.

The FCC also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry generally or us specifically.

The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, the Telecommunications Act, other Congressional acts, FCC rules and the public notices and rulings of the FCC.


Facilities

We currently lease our principal offices of approximately 2,000 square feet located at 18505 Highway 377 South, Fort Worth, Texas 76126. The space is leased from M3X Development, Inc. Marc Pace, a stockholder and director of the Company, is a director and principal of M3X Development, Inc. The office space consist of approximately 2,000 square feet located at 18505 Highway 377 South, Fort Worth, Texas 76126. The term of the lease is three years at the rate of $2,000 per month. The lease term ends March 31, 2005 with the total lease expense for the term of the lease being $36,000.00. We use this space for our general office and administrative purposes, as well as for programming services. We broadcast our programming to our operated and affiliate stations from Verestar, Inc. in Cedar Hill, Texas. The Company handles its own master control functions. We believe that this space is adequate for our current needs.

Employees

As of September 30, 2002, we had 4 full time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

Item 2. Properties

         A description of the Registrant's properties is included in Item 1, Business, and is incorporated herein by reference.


Item 3. Legal Proceedings and Administrative Matters

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

On December 23, 1996, a judgment was entered against the Company in F.G. Funding, Inc. v. Waste Conversion Systems, Inc. (Sup. Ct. N.Y. Queens County Index File No. 95-007520) in the amount of $152,000, plus post-judgment interest. On June 30, 2001, the Company entered into a settlement agreement with F.G. Funding, Inc. whereby in exchange for the judgment, plus post-judgment interest. On December 18, 2001, the Company issued and delivered 213,712 shares of its restricted common stock to F.G. Funding, Inc. On August 28, 2002, a Satisfaction of Judgment was entered on this case.

During the first week of October 2001, the Company was served as a defendant in Jules Nordlicht v. Stan Abrams, individually; Waste Conversion Systems, Inc. in the District Court for the City and County of Denver. Mr. Nordlicht alleges: (1) that the Company breached a contract by failing market and resell certain equipment and by failing to keep said equipment insured; and, (2) that the Company was negligent or careless in causing some or all said equipment to be shipped to Ireland. Mr. Nordlicht has asserted that he is owed $62,500 and requests that he be awarded interest as provided by law, costs and any other relief that the Court deems just and proper. The Company denies that it in any way acted in breach of the alleged contract or that its actions were in any way negligent. In addition, the Company believes that the action is subject to certain valid defenses. During October 2001, the Company entered into an Assumption of Liability, Indemnification and Hold Harmless Agreement with Stan Abrams, the Company's former President, whereby Mr. Abrams has agreed, upon the receipt of $20,000, to: (1) assume and promptly pay, any and all liability with regard to this litigation, including any costs, expenses, attorney and expert fees, and travel costs; and (2) indemnify and hold the Company harmless from paying any and or all claims relating to this litigation. (See Exhibit 10.0 filed with the 10-QSB report for the period ending December 31, 2001).

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, our majority shareholder executed a majority consent in lieu of a special meeting of the shareholders. The majority shareholder consent represented 71.9% of the voting shares. The shareholder approved (1) a one for twenty (1:20) reverse split of our issued and outstanding common shares, (2) a change in our common stock capital increasing authorized stock to 200,000,000 shares, par value $0.0001 per share and (3) the acquisition of Urban Television Network Corporation, a Texas corporation, from its shareholders in a share exchange transaction. The reverse split and change in capital was implemented on November 29, 2002. The acquisition has not been implemented.

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters:

There was no active market for the Company's common stock. The stock was traded on a very limited basis in limited volumes on the over-the-counter market. It was included in the NASD's OTC Bulletin Board under the symbol, "WSCY" until the Company changed its name in June 2002 to Urban Television Network Corporation at which time the symbol was changed to "UNTV." The Company effectuated a 1 to 20 reverse stock split on November 28, 2002 at which time the NASD gave the Company the new symbol "URBT". Prices for the common stock were also published in the National Quotation Bureau, Inc.'s Pink Sheets.

A range of high and low quotations for the Company's Common Stock for fiscal years 2001 and 2002 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                        2002                      2001
                                  Low          High         Low          High
                                  ---          ----         ---          ----

     First Quarter              $0.010        $0.090      $0.010        $0.010
     Second Quarter             $0.010        $0.510      $0.005        $0.010
     Third Quarter              $0.010        $0.510      $0.005        $0.005
     Fourth Quarter             $0.010        $0.550      $0.005        $0.010

The Company common stock commenced trading on the NASD's OTC Bulletin Board in August of 2002.

In 1993, the Company entered into settlement agreements with several private lenders that satisfied $339,363 in principal and interest of Company indebtedness and terminated an option to purchase 500,000 shares of the Company's common stock. In exchange, the Company agreed to issue or reserve for issuance (i) a total of 374,971 shares of common stock, (ii) a ten-year option to purchase 222,500 shares of common stock at $2.00 per share, and (iii) a ten-year option to purchase 75,000 shares of common stock at the lesser of $3.50 per share or the per-share price of the shares included within units of the Company's securities proposed to be offered in a public offering by the Company. As of September 30, 2001, none of these options had been exercised. The rights to these options were waived in December 2001.

At September 30, 2002 there were 293 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future. We currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

On April 30, 2002, Waste Conversion Systems, Inc. (the "Company") acquired assets from Urban Television Network Corporation, a Texas Corporation (Urban Television, Texas) as set forth in Exhibit 2.0, the Asset Purchase Agreement.

The Company acquired a television broadcast signal, a television network affiliate base and three promissory notes from Urban Television Texas under this Asset Purchase Agreement. These assets were acquired from Urban Television Texas by the assignment of two agreements between Urban Television Texas and Hispanic Television Network, Inc. (HTVN) and by assignment of three promissory notes. These assets are (a) a Satellite Transponder Space Service Agreement (Exhibit 10.2) which provides the broadcast signal and (b) an Agreement (Exhibit 10.3) which, among other things, provides rights to a television network affiliate base and (c) three promissory notes receivable with an unpaid principal balance of $777,000. HTVN is the maker of these three promissory notes.

The acquisition of the television broadcast signal and network affiliate base will enable us to provide a television market with programming and commercial advertisements. This television network provides television programming serving ethnic minority programming interests of the African-American population across the United States. The network presently includes approximately 60 broadcast television station affiliates in various parts of the country.

In April 2002, the Company has paid a purchase price comprised of our common stock and an agreement to assume Urban Television of Texas debt owed on the assets. We have issued Urban Television of Texas Sixteen Million (16,000,000) common shares and agreed to assume Urban Television of Texas performance obligations on a promissory note with a principal balance of One Million Four Hundred Thousand ($1,400,000) Dollars. Urban Television Texas had purchased the American Independent Network affiliate base, among other things, from HTVN for $1,500,000 Dollars paying $100,000 down an agreeing to pay the $1,400,000 purchase price balance on a promissory note. The 16,000,000 shares are restricted securities and may not be publicly resold without registration with the Securities and Exchange Commission or without an exemption from the registration requirements. The $1,400,000 Dollar promissory note is attached as
Exhibit 10.1.

In September 2002, the Company and HTVN entered into a mutual agreement whereby it was agreed that HTVN would cancel the Satellite Transponder Service Agreement with Urban Television, its $1,400,000 note due from the Urban Television and the Company would cancel its $777,000 notes due from HTVN and HTVN received 100,000 restricted shares of the Company's common stock and $20,000.00.

Certain Relationships and Related Transactions

The consideration exchanged in Asset Purchase Agreement was negotiated between the Company and Urban Television Texas in a transaction with management. The management of the Company and Urban Television Network Corporation, a Texas corporation, are the same individuals. The transaction does not represent an arms-length transaction. The transaction was valued at $559,000 or $0.035 per share. This dollar amount represents the actual approximate market price of the Company's stock at the time of the transaction. A market value for our common shares is difficult to ascertain because of the limited and illiquid market for the company shares. The company shares were quoted on the National Quotation Bureau's electronic "Pink Sheets" at the time of the transaction. The current bid price for company shares is $1.10 for 5,000 shares.

The Company currently leases approximately 2,000 square feet for its principal offices from M3X Development, Inc. Marc Pace who is a stockholder and Director of the Company is a principal and Director of M3X Development, Inc. The office space consist of approximately 2,000 square feet located at 18505 Highway 377 South, Fort Worth, Texas 76126. The term of the lease is three years at the rate of $2,000 per month. The lease term ends March 31, 2005 with the total lease expense for the term of the lease being $36,000.00

On May 7, 2002, the new majority company shareholder, Urban Television Texas, authorized an amendment to the Articles of Incorporation changing the corporate name from Waste Conversion Systems, Inc. to Urban Television Network Corporation. This authorization was implemented by the written consent of the majority shareholders in lieu of a special meeting. The new corporate name became effective in June 2002 when the Amendment to the Company's Articles of Incorporation were filed with the Nevada Secretary of State. This filing took place after notice to the Company shareholders in accordance with the disclosure provisions of the Schedule 14C Information Statement.

Urban Television, a Texas corporation, was organized in October 2001 for the purpose of acquiring the original American Independent Network (AIN) television broadcast signal and television network affiliate base from Hispanic Television Network, Inc. AIN provided a general market, family-oriented programming to its network affiliates. Urban Television Texas changed the AIN programming format when it acquired the broadcast signal and affiliate base from HTVN to focus the programming content on the ethnic minority programming interests of African-American viewers across the United States. Urban Television - Texas had over 40 broadcast television station affiliates in various parts of the country.

We are targeting the African American market primarily because we believe that it presents vast marketing opportunities and that it is currently under-served by our competition. With few competitors in this rapidly growing market, we feel that there are unlimited opportunities to provide a quality broadcasting service to the African American population that is experiencing an explosive growth rate.

Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our stations, total advertising dollars dedicated to the markets served by our stations, advertising dollars dedicated to the African American consumers in the markets served by our stations, our stations' audience ratings, our ability to provide interesting programming, local market competition from other television stations and other media, and government regulations and policies.

As is common in other  media  companies,  our  performance  is  measured  by our ability to generate broadcast cash flow, earnings before extraordinary items, net interest expense, income taxes, depreciation, amortization (EBITDA) and after-tax cash flow. Broadcast cash flow consists of operating income before depreciation, amortization and corporate expenses. After-tax cash flow consists of income before income tax benefit (expense) and extraordinary items, minus the current income tax provision, plus depreciation and amortization expense. Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally acceptable accounting principals, we feel that broadcast cash flow, EBITDA and after-tax cash flow are useful in evaluating us because these measures are acceptable by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. Broadcast cash flow, EBITDA and after-tax cash flow are not intended to be substitutes for operating income as determined in accordance with generally acceptable accounting principles, or alternatives to cash flow from operating activities (as a measure of liquidity) or net income.

Revenues

Our primary source of revenue is the sale of advertising and programming time on our network and local stations. Our revenues are affected primarily by the advertising rates that we are able to charge on our networks and that our local television stations are able to charge as well as the overall demand for African American television advertising time. Advertising rates are determined primarily by:

         o        the markets covered by our networks,

         o the number of competing African American television stations in the same market as our stations,

         o the television audience share in the demographic groups targeted by advertisers, and

         o        the supply and demand for African American advertising time.

Seasonal fluctuations are also common to the broadcast industry and are due primarily to fluctuations in advertising expenditures by national and local advertisers. The first calendar quarter typically produces the lowest broadcast revenues for the year because of the normal post-holiday decreases in advertising

Currently most of our network advertising has been sold to direct response and per inquiry advertisers. Going forward, we will deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Each of our stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies.

         We market our advertising time on the Urban Television networks to:

         o Advertising agencies and independent advertisers. We sell commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. Currently, a number of Urban Television's affiliate stations are located in the smaller market areas of the country. Our goal is to enter into affiliate agreements with stations located in the top demographic market areas, in order to obtain Nielsen ratings that justify charging higher rates for our advertising time.

         o Affiliate Stations. In exchange for providing programming and advertising time to our affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that by selling retained commercial time to outside advertisers, we are able to generate higher revenues than we would otherwise receive in fees from our affiliate stations. Advertising time is generally a component of the programming contract with affiliate stations. As a result, we are not required to separately market the advertising time to our affiliate stations.

         o Program Owners: In exchange for licensing rights to select programming, we give the program owner advertising time during the broadcast of such programming. The program owner is then able to sell the advertising time to outside parties. We generally contract with program owners at the National Association of Television Program Executives convention and accordingly, are not required to actively market this segment of our advertising time.

         Expenses

Our most significant expenses are satellite and uplinking costs, master control costs, employee compensation, rating services, advertising and promotional expenses, engineering and transmission expenses and production and programming expenses. In some cases, we are required to incur upfront programming expenses when procuring exclusive programming usages and licenses. In most all cases associated with upfront programming payments, the upfront payments will be amortized over the applicable contract term. Until cash flow permits, we do not expect to acquire exclusive programming usages and licenses. We will maintain tight controls over our operating expenses by centralizing our master control, network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

As a result of attracting key officers and personnel to Urban Television, we may offer stock options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

Our monthly operating expense level will vary from month to month due primarily to the timing of significant advertising and promotion expenses. We will incur significant advertising and promotion expenses associated with the ramp up of Urban Television and with the establishment of our presence in new markets associated with our new station lease or acquisition agreements. Increased advertising revenue associated with these advertising and promotional expenses typically lag behind the incurrence of these expenses.


         Advertising and Program Time Sales

The majority of all revenues generated come from the sale of network, national spot and local spot advertising and program time sales.

Network Advertising. All operated stations as well as affiliates have a percentage of available commercial time dedicated for "network" sales. The commercials sold on the network are broadcast simultaneously in all markets that we serve.

National Spot Advertising. National advertisers have the opportunity to buy "spot" advertising in specific markets. For example, an advertising agency in New York would use spot advertising to purchase commercials in Miami or Oklahoma City.

We will generate our Network and National spot advertising sales. The Company's intent is to have the yet to be established sales personnel located in all major markets that have a large concentration of advertising agencies targeting the African American market. The sales of our local spot advertising will be generated by these local sales staff personnel placed at each of our television stations.

Local Spot Advertising. Advertising agencies and businesses located in a market will buy commercial air-time in their respective market. This commercial time is sold in the market by a local sales force. Local spot advertising also includes event marketing. In conjunction with a spot buy the station incorporates events that may be held on the premise of a business or advertiser for the purpose of driving traffic to that place of business.

Program Time Sales. Also known as long-form programs are sold on the network and on local stations to companies wanting to purchase the television time and air their own programs.


Results of Operations

Urban Television Network Corporation - Historical Results of Operations Year ended September 30, 2002 compared to the year ended September 30, 2001.

Revenues. Revenues are primarily derived from sales of advertising and programming time.. Revenues for fiscal 2002 were $31,922 compared to $-0- for fiscal 2001, an increase of $31,922. The increase in revenues is primarily the result of the impact of the April 30, 2002 acquisition of assets from Urban Television Network Corporation, a Texas corporation, which resulted in the inclusion of five months of Urban Television revenues (May 30, 2002 - September 30, 2002).

Cost of Operations. Costs of operations were $321,449 for the 2002 fiscal year and $57,283 for the 2001 fiscal year. The increase in 2002 is primarily due to the impact of the April 30, 2002 asset acquisition from Urban Television Network Corporation, a Texas corporation that resulted in the inclusion of five months of expenses (May 1, 2002 - September 30, 2002) for the Company.

General and Administrative. General and administrative expenses for the fiscal year ended September 30, 2002 were $86,302 compared to $57,283 for the 2001 fiscal year. The general and administrative expenses for fiscal year 2001 represented costs associated with settlement of liabilities. The 2002 general and administrative expenses are comprised primarily of consulting ($20,500), Telephone ($12,255), Travel ($12,228), Legal ($11.658), Rent ($12,000) and
Postage/shipping ($9,475), and office related expenses.

Interest expense for the fiscal year 2002 was $3,415. The interest expense for fiscal year 2001 was $34,731. The 2002 interest expense is a result of accrued interest on note payable to Urban Television Network Corporation, a Texas corporation, it major stockholder. Interest expense in 2001 was related to notes payable outstanding during the 2001 fiscal year.

Operating Results. We had a net operating loss of $289,527 for fiscal year ended September 30, 2002 compared to a net operating loss of $57,283 for the fiscal year ended September 30, 2001. The increased loss for 2002 was primarily attributed to general and administrative expenses, satellite and building rent, depreciation and amortization resulting from the growth in operations and the impact of the April 30, 2002 asset acquisition from Urban Television Network Corporation, a Texas corporation.

Earnings Per Share of Common Stock. The net income or loss per common share is based upon the weighted average of outstanding common stock. In 2002, the net income per share of common stock was $0.01. The income is reflective of the $415,785 increase in gain on extinquishment of debts which exceeded the loss before extraordinary gain by $131,723 . For fiscal 2001, net loss per share of common stock was $0.01.


Liquidity and Capital Resources

We have financed our operations through a combination of loans from stockholders, and revenues generated from operations. The Company has incurred cumulative losses of $5,312,875 from the inception of the Company through September 30, 2002.

Current liabilities at September 30, 2002 were $251,301, which exceeds current assets of $5,766 by $245,535.

Our continued growth, will require additional funds that may come from a variety of sources, including shareholder loans, equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including funding our working capital needs, acquisition of new stations, performing digital upgrades of acquired stations, funding key programming acquisitions, performing station capital upgrades, securing cable connections, funding master control/ network equipment upgrades, making strategic investments.

We had net losses before gain on extinguishment of debt of $292,942 in 2002 and $91,654 in 2001. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African American format. We currently anticipate that our revenues as well as cash from financings will be sufficient to satisfy operating expenses by the end of fiscal 2003. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.


Impact of inflation

Management does not believe that general inflation has had or will have a material effect on operations.

Transactions in 2002

On May 7, 2002, the Company issued 16,000,000 common shares to Urban Television Network Corporation, a Texas corporation, in exchange for assets with a net transaction value of $559,000.

In  September  2002,  the  Company  issued  100,000  common  shares to  Hispanic
Television Network, Inc. as part of the mutual agreement between the two companies to terminate agreements and obligations between the companies.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 26.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Although there were no changes during fiscal 2001, on February 24, 2002 we dismissed Bailey, Saetveit & Company as our independent auditor. Also on February 24, 2002, we retained Jack F. Burke, Jr. as our new independent auditor.




                                    PART III


Item 9. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company as of September 30, 2002 are as follows:

                Name               Age             Position
                ----               ---             --------

Randy Moseley....................  55   Chairman of the Board
Randy Moseley....................  55   Chief Executive Officer, Chief Financial
                                        Officer and Director
Marc Pace........................  47   Director
Stanley Woods ...................  47   Director, Secretary


Randy Moseley, age 55, President, Chief Executive Officer and Chief Financial Officer, was the Chief Financial Officer of Tensor Information Systems, Inc. a software company based in Fort Worth, Texas, from November 1999 - July 2001.
Prior to joining Tensor, Moseley served as CFO and director for American Independent Network, Inc. ("AIN"), a satellite network for independent television and cable operators. Mr. Moseley co-founded the company and led its growth to 160 affiliates. AIN merged with Hispanic Television Network in November 1999. Previously, Moseley held positions with Jerry Lancaster & Associates Inc. and Ernst & Young. Moseley received a bachelor's degree in business administration from Southern Methodist University and is a certified public accountant. Moseley has affiliations with the Texas Society of CPAs and the American Institute of CPAs.

Stanley Woods, age 50, Corporate Secretary and Director. He presently serves as President of Cresson Investments, Inc., a corporate planning and consulting firm. Stanley has taught at the junior college and high schools and worked in the trucking industry. He received a Bachelor's Degree in Business Administration from Tarleton State University in 1978.

Marc Pace, age 47, Corporate Director. He presently owns and operates M3X Real Estate Development and has been involved in the real estate development business for the past ten years plus being involved in several oil and gas development projects. He received a Bachelor's Degree in Business Management from Texas Tech University in 1976.

Compensation of Directors

The Company does not pay any cash compensation for attendance at directors meetings or participation in directors' functions.


Committees of the Board of Directors

         Audit Committee

During the year ending September 30, 2001, we did not have a formal Audit Committee of the Board of Directors. On September 30, 2002, our Board approved an Audit Committee Charter. Although we have not yet appointed directors to this committee, the audit committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of such audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls.

         Compensation Committee

We did not have a formal Compensation Committee during 2001 or 2002. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.


         Compensation Committee Interlocks and Insider Participation

No executive officer or director of the company serves as an executive officer, director or member of a compensation committee of any other entity for which an executive officer, director or member of such entity is a member of the Board or the Compensation Committee of the Board. There are no other interlocks.


         Advisory Committee

The Company has named three individuals to its advisory committee (the "Advisory Committee") with additional individuals to follow as the Company grows. Its members are expected to come from major demographic areas across the country and include people from corporate and entertainment fields. The advisory committee members named are as follows:

         Ramon Palameros - Deputy Director of U.S. Department of Housing and Urban Development since 1977. Mr. Palomares helps manage the public housing systems of about 300 cities in Texas. A native of San Antonio, Texas, Mr. Palomares earned his undergraduate degree from Our Lady of the Lake University. He earned a fellowship to the Nation's capital in Washington, D.C. where he earned a Masters Degree in Public Administration from Washington, D.C. Branch of the University of Southern California. Mr. Palomares was elected as a State Director for Latin United of Latin American Countries (LULAC) in 1999 and was instrumental in establishing the LULAC Texas State Office in Austin and opening the Texas Civil Rights Office in San Antonio. Some of the creative initiatives led by Mr. Palomares and his Executive Board include the Legislative Gala, the Annual Civil Rights Symposium, the Leadership Academy for Adult Officers and joining with the NAACP for promotion of civil rights for all Americans.

         Jill Darden - Publisher of the Fort Worth Black News, a newspaper highlighting activities and accomplishments in the local African-American community. She also produces and hosts a television show that is featured on the local cable system. Ms. Darden graduated with a degree in Broadcast Journalism from the University of Texas at Arlington. While in college, she was elected
Miss UTA and became the first African-American to hold the title. She was pictured in the national publication of Ebony Magazine among black college queens. Ms. Darden has received the Leadership Award from the U.S. Department of Commerce Minority Business Development Agency. She has published a book of poetry call Back Talk, poetic confessions from the soul and received the Paul R. Ellis Media Award from the American Heart Association for her story, Search Your Heart.

         Christian Diaz - Mr. Diaz is Co-Founder and Sr. Executive President of Interkard International. Mr. Diaz, with over 25 years experience in direct sales and international marketing, he brings a wealth of marketing and communications experience to the Interkard team. Prior to Interkard, Chris served as Executive Vice President of XENO Development, Inc., a holding company comprised of Prodika, Inc., POWERmedia, Inc. and EyeQ Corp. As part of XENO's executive team, he also served as Marketing Director of Prodika and President of XENO de las Americas, a corporate division of XENO based in Puerto Rico that targets Latin America. Diaz joined XENO from AmeriPlan USA where he held the position of Director of Creative Services and Vice President of Marketing for the Eastern Division and National Hispanic Market.

         Since 1998, Mr. Diaz has served on Senator Orin Hatch's Senate Advisory Board on Hispanic Affairs and also has served on the US Congressional Advisory Board since 1984.

         After formation, the Advisory Committee shall meet with the Company's Board of Directors no less than quarterly for the purpose of discussing the Company's operations. The Advisory Committee shall have no binding authority, but it may advise and consult with the Chief Executive Officer and report to the Board of Directors. The Company will reimburse the members of the Advisory Committee for their expenses, but they shall not be paid any compensation for serving on the Advisory Committee.


Policy Regarding Transactions with Officers and Directors

Our policy regarding any future transactions with our directors, officers, employees or affiliates is that such transactions be approved in advance by a majority of our Board, including a majority of the disinterested members of the Board, and be on terms no less favorable to us than we could obtain from non-affiliated parties.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (a) initial reports of beneficial ownership (From 3), (b) reports of changes in beneficial ownership of Common Stock of the Company (Form 4) and (c) annual reports of beneficial ownership (Form 5). Copies of those reports must also be furnished to us. Our officers, directors and 10 percent shareholder filed their respective Form 3 on December 27, 2002.


Item 10.    Executive Compensation

No salary, bonus or other annual compensation was paid to any executive officer during fiscal year 2002. Randy Moseley, President, Chief Executive Officer and Chief Financial Officer and Stanley Woods, Secretary of the Company have employment agreements as set forth below in this Item 10. There is no health insurance, retirement, pension, profit sharing or similar program currently in effect.

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

The Plan is administered by the Board of Directors. The Board of Directors has the authority to determine the person to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise, and the time, manner and form of payment upon exercise of an option. The Company has 76,000 shares of common stock reserved for issuance under the Plan.


The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in the year ended September 30, 2002, that exceeded $100,000, these persons being collectively referred to as "named executive officers."

                                                      Other Annual   All Other
Name and principal position   Year   Salary   Bonus   Compensation  Compensation
---------------------------   ----   ------   -----   ------------  ------------

Stan Abrams                   2002   $00.00    --          --            --
  Chief Executive Officer
  (Sept. - Feb)

Randy Moseley                 2002   $00.00    --          --            --
  Chief Executive Officer
  (Feb. - Sept)


Option Grants in Last Fiscal Year

We did not grant any options to our named executive officers during fiscal year 2002.


Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

During fiscal year 2002, no options were exercised.


Employment Agreements with Executive Officers

Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

Mr. Stanley Woods is employed pursuant to a three-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $50,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.


Item 11. Security Ownership of Certain Beneficial Owners and Management

As of September 30, 2002, we had 22,331,667 shares of common stock outstanding. The following table sets forth information concerning beneficial ownership of shares of our common stock as of September 30, 2002:

         o each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known to us to own more than 5% of our outstanding common stock;

         o        each director;

         o        each executive officer; and

         o        all directors and executive officers as a group.

Except as otherwise noted, the named beneficial holder has sole voting and investment power. The address for all officers and directors is 18505 Highway 377 South, Fort Worth, Texas, 76126.

                                                         Shares of Common Stock
                                                         Beneficially Owned (*)
                                                        ------------------------
                                                          Number         Percent
                                                        ----------       -------
Urban Television Network Corporation.(2).(4).......     16,000,000        71.6%
Randy Moseley.(1).(2).(3).(4)......................     16,000,000        71.6%
All officers and directors as a group
(3 persons) (2).(4)................................     16,000,000        71.6%


(1)      Directors and Officers
(2)      5% Beneficial shareholder
(3)      Randy  Moseley is a director and  President of the Company.  He is also
         President  of  of  Urban  Television  Network   Corporation,   a  Texas

         Corporation, the company that is the majority shareholder of Urban Television Network Corporation, a Nevada corporation. He has the
         Authority to vote the 16,000,000 Company shares owned by Urban Television Network Corporation, a Texas corporation. Therefore, he is deemed a Beneficial owner of the shares.
(4) On November 29, 2002, the Company effecutated a 1 to 20 reverse split of its common stock which reduced the 16,000,000 shares to 800,000 shares with the percentage ownership remaining at 71.6%.
________________
(*) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.


Item 12. Certain Relationships and Related Transactions with Urban Television Network Corporation, a Texas Corporation

On May 7, 2002, the Company issued 16,000,000 common shares to Urban Television Network Corporation, a Texas corporation, in exchange for assets with a net transaction value of $546,000. The consideration exchanged in Asset Purchase Agreement was negotiated between the Company and Urban Television in a transaction with management. The management of the Company and UTNV are the same individuals. The transaction does not represent an arms-length transaction. The transaction was valued at $546,000 or $0.035 per share. This dollar amount represents the approximate market value of the shares issued by the Company.

In September 2002, the Company and HTVN entered into a mutual agreement whereby HTVN agreed to cancel the Satellite Transponder Service Agreement with Urban Television, its $1,400,000 note due from the Urban Television and the Company cancelled its $777,000 notes due from HTVN and HTVN received 100,000 restricted shares of the Company's common stock and $20,000.00. See Exhibit 10.4.

The Company currently leases approximately 2,000 square feet for its principal offices from M3X Development, Inc. Marc Pace who is a stockholder and Director of the Company is a principal and Director of M3X Development, Inc. The office space consist of approximately 2,000 square feet located at 18505 Highway 377 South, Fort Worth, Texas 76126. The term of the lease is three years at the rate of $2,000 per month. The lease term ends March 31, 2005 with the total lease expense for the term of the lease being $36,000.00



Item 13. Exhibits, LISTS and Reports on Form 8-K

         (a)      EXHIBITS


Exhibit No.     Description and Method of Filing
-----------     --------------------------------


2.0      Asset Purchase Agreement w/o Exhibits

10.1     Promissory Note

10.2     Satellite   Transponder   Space  Service   Agreement  between  Hispanic
         Television Network, Inc. and Urban Television Network Corporation dated on, or about October 28, 2001

10.3     Agreement  between  Hispanic   Television   Network,   Inc.  and  Urban
         Television Network Corporation dated November 13, 2001

10.4* Satellite Space Agreement with Loral Skynet dated on, or about November 22, 2002

10.5* Employment Agreement by and between Randy Moseley and Urban Television Network Corporation, dated October 2, 2002.

10.6* Employment Agreement by and between Stanley Woods and Urban Television Network Corporation, dated October 2, 2002.


21*      Subsidiaries of the Registrant.

99.1 Certification by Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
*Filed herewith.



         (b)      Reports on Form 8-K.

         During the last quarter of the period covered by this report we filed one Current Report on Form 8-K on September 2, 2002, disclosing information under Item 5, Other Events and Regulation FD Disclosure.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Urban Television NETWORK CORPORATION


                                          By:         /s/ Randy Moseley
                                                --------------------------------
                                                        Randy Moseley
                                                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on September, 2002.




By:/s/ Randy Moseley        Title: Chairman of the       Date: December 31, 2002
   ---------------------           Board
   Randy Moseley

By:/s/ Randy Moseley        Title: Chief Executive       Date: December 31, 2002
   ---------------------           Officer and Director
   Randy Moseley

By:/s/ Marc Pace            Title: Director              Date: December 31, 2002
   ---------------------
   Marc Pace

By:/s/ Stanley Woods        Title: Director              Date: December 31, 2002
   ---------------------
   Stanley Woods

                      URBAN TELEVISION NETWORK CORPORATION

                              Financial Statements
                                       and
                          Independent Auditor;s Report

                           September 30, 2002 and 2001

                          Independent Auditor's Report
                          ----------------------------



Board of Directors
Urban Television Network Corporation
Fort Worth, Texas


I have audited the accompanying balance sheet of Urban Television Network Corporation as of September 30, 2002 and 2001, and the related consolidated statements of operations, capital deficit and cash flows for the years there ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Television Network Corporation as of September 30, 2002 and 2001, and the results of its operations and changes in its cash flows for the years there ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jack Burke, Jr., CPA

December 17, 2002


                      URBAN TELEVISION NETWORK CORPORATION
                                And subsidiaries

                           Consolidated Balance Sheet

                           September 30, 2002 and 2001




                                     ASSETS
                                     ------                                   2002           2001
                                                                          -----------    -----------
Current assets:
 Cash and cash equivalents                                                $      --      $      --
 Accounts receivable                                                            5,766           --
                                                                          -----------    -----------
      Total current assets                                                      5,766           --
                                                                          -----------    -----------

Furniture, fixtures and equipment, net                                          6,122           --
                                                                          -----------    -----------

Other assets
  Network assets, net                                                         512,416           --
                                                                          -----------    -----------

         Total Assets                                                     $   524,304    $      --
                                                                          ===========    ===========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Accounts payable                                                        $    58,957    $    72,428
  Notes payable                                                               188,929        210,348
  Accrued interest payable                                                      3,415        218,261
  Accrued payroll taxes                                                          --            2,355
                                                                          -----------    -----------
      Total current liabilities                                               251,301        503,392
                                                                          -----------    -----------


Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --             --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    22,331,667 shares outstanding at September 30, 2002 and
    6,207,236 outstanding at September 30, 2001                               223,316         62,072
  Additional paid-in capital                                                5,362,562      4,879,134
  Accumulated deficit                                                      (5,312,875)    (5,444,598)
                                                                          -----------    -----------

      Total stockholders' equity (deficit)                                    273,003       (503,392)
                                                                          -----------    -----------

                                                                          $   524,304    $      --
                                                                          ===========    ===========







                       See notes to financial statements.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statements of Operations
                 For the years ended September 30, 2002 and 2001







                                                        2002            2001
                                                   ------------    ------------


Revenues                                           $     31,922    $       --
                                                   ------------    ------------

Expenses:
 Satellite and uplink services                           91,980            --
 Production expenses                                     37,050            --
 Technology expenses                                     58,750            --
 Administration                                          86,302          57,283
 Depreciation and amortization                           47,367            --
                                                   ------------    ------------
Total expenses                                     $    321,449    $     57,283
                                                   ------------    ------------
Income loss from operations                            (289,527)        (57,283)

Other income (expense)
  Interest expense (net)                                 (3,415)
                                                                        (34,371)
  Gain extinguishment of debt                           424,665           8,880

                                                   ------------    ------------

  Net income (loss)                                $    131,723    $    (82,774)
                                                   ============    ============


Earnings per share:

 Net income (loss)                                 $      0.010    $      (0.01)

Weighted average number of common
  shares outstanding                                 12,902,000       6,207,236








                       See notes to financial statements.


                      URBAN TELEVISION EETWORK CORPORATION
                                and Subsidiaries

                   Consolidated Statements of Capital Deficit
                 For the years ended September 30, 2002 and 2001







                                                            Additional                      Total
                                     Common Stock             Paid-In                      Capital
                                 Shares         Amount        Capital       Deficit        Deficit
                              -----------    -----------    -----------   -----------    -----------
Balance, September 30, 2000     6,207,236    $    62,072    $ 4,879,134   $(5,361,824)   $  (420,618)

Net loss for year ended
 September 30, 2001                                                           (82,774)       (82,774)
                              -----------    -----------    -----------   -----------    -----------
Balance, September 30, 2001     6,207,236         62,072      4,879,134    (5,444,598)      (503,392)


Contributed capital                                              85,428                       85,428

Stock issued for asset
  Acquisition                  16,000,000        160,000        389,000                      549,000

Stock issued to Hispanic
 Television Network               100,000          1,000          9,000                       10,000

Stock issued for prior
  year agreements                  24,431            244                                         244

Net income for year ended
 September 30, 2002                                                           131,723        131,723
                              -----------    -----------    -----------   -----------    -----------
Balance, September 30, 2002    22,331,667    $   223,316    $ 5,362,562   $(5,312,875)   $   273,003
                              -----------    -----------    -----------   -----------    -----------












                       See notes to financial statements.

                      URBAN TELEVISION EETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                 For the years ended September 30, 2002 and 2001






                                                           2002         2001
                                                         ---------    ---------


Operating activities:
  Net income (loss)                                      $ 131,723    $ (82,774)
  Adjustments to reconcile net income (loss) to
   cash provided (used) by operating activities:
    Depreciation and amortization                           47,367         --
    Net change in assets and liabilities:
      Accounts receivable                                   (5,766)        --
      Accounts payable                                     (13,471)      49,885
      Accrued interest payable                            (214,846)        --
      Accrued expenses                                        --         32,781
      Accrued payroll taxes                                 (2,355)        --
      Advances from shareholder                            188,929         --
      Notes payable                                       (210,348)         108
                                                         ---------    ---------

  Net cash provided (used) by operating activities         (78,767)        --
                                                         ---------    ---------

Investing Activities:
 Purchase of equipment                                      (6,905)        --
                                                         ---------    ---------

Financing activities:
 Contributed capital                                        85,672         --
                                                         ---------    ---------

Net increase in cash                                          --           --
Cash, beginning of period                                     --           --
                                                         ---------    ---------

Cash, end of period                                      $    --      $    --
                                                         =========    =========




Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                             $    --      $    --
    Income taxes                                         $    --      $    --
  Non-cash transactions:
    Acquisition of network affiliate base                $ 559,000    $    --
    Extraordinary item - extinguishment of debt          $ 424,665    $   8,800
    Cancellation of shares                                   2,700    $    --








                       See notes to financial statements.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                          Notes to Financial Statements
                               September 30, 2002



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

     Principles of Consolidation

     The consolidated financial statements include the account of Urban Television Network Corporation and its subsidiary. All material intercompany accounts and Transactions are eliminated. The Company owns 100% of Waste Conversion Systems Of Virginia, Inc. which had no assets or liabilities at September 30, 2002 and 2001 and no revenues or expenses for the years ended September 30, 2002 and 2001.

     Non Goodwill Intangible Assets

     Intangible assets other than goodwill consist of network assets acquired by purchase. They are being amortized over their expected lives of 5 years and are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. No impairment loss was recognized During the reporting period. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. This provides that a recognized intangible shall be Amortized over its useful life to the reporting entity unless that life is determined to be indefinite. The amount of an intangible asset to be amortized shall be the amount initially assigned to that asset less any residual value.

     Income (Loss) Per Share

     Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share.

     Cash

     For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash. The Company has no cash or cash equivalents.

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2002


     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal years ended September 30, 2002 and 2001.

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

     In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." These statements prohibit pooling-of- interest accounting for Transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. The Company does not expect these pronouncements to have a material affect on its financial statements.

     Stock Options

     The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliable measurement, in accordance with EITF 96-18 "Accounting for Equity" instruments that are issued to other than employees for acquiring or in conjunction with selling Goods or Services.

     The Company adopted in February 1993 an employee stock option plan. There are no options outstanding under this plan. This plan will be accounted for under FAS 123 as described above.

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2002




2.   Network Assets - Amortization

     On May 1, 2002, the Company entered into an agreement with Urban Television Network Corporation, a Texas corporation, (UTVN-Texas) to acquire the rights to the UATV Network signal space which included the assignment of the UATV affiliates for 16,000,0000 shares of common stock with an estimated fair market value of $559,000. These assets purchased are referred to as network asset.

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $46,584 and the amortization for the period ended September 30, 2002 was $46,584.

     Future amortization of the Network assets at September 30, 2002 will be $512,416 and on an annual basis be as follows:

                Year ended September 30, 2003                           $111,804
                Year ended September 30, 2004                           $111,804
                Year ended September 30, 2005                           $111,804
                Year ended September 30, 2006                           $111,804
                Year ended September 30, 2007                           $ 65,200


3.   Property, Plant and Equipment

     The Company acquired equipment totaling $6,905. This was recorded at cost and depreciation on a straight-line basis over five (5) years. Depreciation for the year and accumulated to date is $783.00.


4.   Other Income

     Extinguishment of Debt

     Since Waste Conversion Systems, Inc. ceased operations in 1996, it did not pay any of its obligations, related to previous operations. For those trade creditors and note holders that did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The income was $424,665 ($0.014 per share) and $8,880 (less than $0.01 per share) for fiscal 2002 and 2001, respectively.


5.   Related Party Transactions

     In May 2002, the Company issued 16,000,000 shares to Urban Television Network Corporation for asset purchase of network assets. (See Note 3, Network Assets)

     The Company leases office space from one its shareholders and director for $2,000 per month. The total rental expense for year ended September 30, 2002 was $12,000.

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2002



6.   Notes Payable - Legal Matters

     Notes payable consist of:

                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Notes payable to stockholders at 10%
       interest payable at On September 30, 2004   $     188,929

     Notes payable to stockholders at 8.5%
       December 31, 2001 *                                         $     152,108

     10% unsecured loan for past due rent**                               58,240
                                                   -------------   -------------
                                                   $     188,929   $     210,348
                                                   -------------   -------------



     * A judgment filed against this note was settled in December of 2001 for 213,712 shares of common stock.


     ** The Company paid this note in December 2001 for $1,000 plus 10,718 shares of its common stock.



7.   Income Tax

     The Company has, for income tax purposes, approximately $4,950,000 in net operating loss carryforwards at September 30, 2002, available to offset future years' taxable income and expiring in varying amounts through the year 2015. A deferred tax asset of approximately $2,032,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or deferred income tax component.


8.   Capital Stock

     In May 2002, the Company issued 16,000,000 shares to Urban Television Network Corporation for asset purchase of network assets. (See Note 3 Network Assets)

     In September 2002, the Company issued 100,000 shares to Hispanic Television Network, Inc. as part of the mutual settlement agreement between the two companies to cancel the Satellite Transponder Service Agreement and notes payable/receivable.


9.   Preferred Stock

     The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of the Company authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

     No preferred shares had been issued as of September 30, 2002.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                               September 30, 2002



10.  Going Concern

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


11.  Subsequent Events

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $649,548 and be due as follows:

                Year ended September 30, 2003                           $198,473
                Year ended September 30, 2004                           $216,516
                Year ended September 30, 2005                           $216,516
                Year ended September 30, 2006                           $ 18,043


     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005.


     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $288,000 and be due as follows:

                Year ended September 30, 2003                            $88,000
                Year ended September 30, 2004                            $96,000
                Year ended September 30, 2005                            $96,000
                Year ended September 30, 2006                            $ 8,000



     On November 21, 2002 the Company completed a 1:20 reverse stock split and amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 and adjust its par value to $0.0001 per share.