Form 10QSB
period 2002-12-31
URBAN TELEVISION NETWORK CORP
filed 2003-02-20
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ending December 31, 2002


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from        to
                                                             -------    --------

                         Commission file number 33-58972
                                  ------------


                      URBAN TELEVISION NETWORK CORPORATION
     ---------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                  NEVADA                             22-2800078
     ---------------------------------   ---------------------------------
         (State of Incorporation)        (IRS Employer Identification No.)



       18505 Highway 377 South, Fort Worth, TX                 76126
     --------------------------------------------        -----------------
       (Address of principal executive offices)              (Zip Code)



                         Issuer's telephone number,( 817 )     512 - 3033
                                                   -------  -------- -----

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---  ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: December 31, 2002, 1,416,636 shares of common stock, $.0001 par value.

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................3
          Independent Accountants Review Letter................................4
          Balance Sheet (unaudited)............................................5
          Statements of Operations (unaudited).................................6
          Statements of Stockholders' Equity(unaudited)........................7
          Statements of Cash Flows (unaudited).................................8
          Notes to Financial Statements........................................9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................13

Item 3.  Controls and Procedures..............................................13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................14

Item 2.   Changes in Securities and Use of Proceeds...........................14

Item 3.   Defaults upon Senior Securities.....................................14

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................14

Item 5.   Other Information...................................................14

Item 6.   Exhibits and Reports on Form 8-K....................................14

Signatures....................................................................14

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2002. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2002, follow.

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P.O. Box 15728
                         Hattiesburg, Mississippi 39404





                          Independent Auditor's Letter






Urban Television Network Corporation
18505 S. Hwy 377
Fort Worth, Texas 76126

I have reviewed the accompanying balance sheet, statement of operations, statement of stockholders equity and statement of cash flows of Urban Television Network Corporation and consolidated subsidiaries as of December 31, 2002, and for the three-month period then ended. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 12 to the financial statements, the company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ Jack F. Burke, Jr.
-----------------------
Jack F. Burke, Jr.
February 13, 2003


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                           Consolidated Balance Sheet

                                                                           December 31,    September 30,
                                     Assets                                    2002             2002
                                                                          -------------    -------------
                                                                           (Unaudited)       (Audited)
Currents assets
  Cash and cash equivalents                                               $       2,126    $        --
  Accounts receivable                                                            14,462            5,766
   Prepaid expenses                                                              18,043             --
                                                                          -------------    -------------

             Total current assets                                                34,631            5,766
                                                                          -------------    -------------


Furniture, fixtures and equipment, net                                            9,815            6,122
                                                                          -------------    -------------

Other assets
   Network assets                                                               484,466          512,416
                                                                          -------------    -------------
             Total assets                                                       528,912    $     524,304
                                                                          -------------    -------------

                      Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $     133,175    $      58,957
  Bridge loan payable                                                           154,296             --
  Notes payable to stockholder                                                  189,405          188,929
  Accrued interest expense                                                       10,642            3,415
  Accrued payroll                                                                62,500             --
  Accrued payroll taxes payable                                                   4,781             --
                                                                          -------------    -------------
             Total current liabilities                                          554,799          251,301
                                                                          -------------    -------------


Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
     1,416,636 shares outstanding at December 31, 2002                              142             --
  Common stock, $0.01 par value, 50,000,000 shares authorized;
      22,331,667 shares outstanding at September 30, 2002                          --            223,316
  Additional paid-in capital                                                  5,668,236        5,362,562
  Retained earnings (deficit)                                                (5,694,265)      (5,312,875)
                                                                          -------------    -------------
             Total stockholders' equity                                         (25,887)         273,003
                                                                          -------------    -------------

Total liabilities and stockholders' equity                                $     528,912    $     524,304
                                                                          -------------    -------------




                       See notes to financial statements.
                          See accountants rewireportort

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Operations
              For the three months ended December 31, 2002 and 2001
                                   (UNAUDITED)


                                                          2002           2001
                                                      -----------    -----------

Revenues                                             $    50,018    $      --
                                                     -----------    -----------
Expenses:
  Satellite and uplink services                           85,450           --
  Production expenses                                     75,116           --
  Technology expenses                                     71,500           --
  Administration                                         163,915         (2,700)
  Depreciation and amortization                           28,200           --
                                                     -----------    -----------
Total expenses                                           424,181         (2,700)
                                                     -----------    -----------
Income (loss) from operations                           (374,163)         2,700

Other (income) expense
  Interest income (expense)                               (7,227)          --
  Gain on extinquishment of debt                            --          424,665
                                                     -----------    -----------

Net loss                                             $  (381,390)   $   427,365
                                                     -----------    -----------

Earnings per share:
   Net income (loss)                                 $     (0.31)   $      1.37

Weighted average number of common
  shares outstanding                                   1,216,636        311,583









                       See notes to financial statements.
                          See accountants review report


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)




                                        Common Stock             Additional     Retained
                                  --------------------------      Paid-In       Earnings
                                     Shares         Amount        Capital      (Deficit)        Total
                                  -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2000       6,207,236    $    62,072    $ 4,879,134   $(5,361,824)   $  (420,618)

Net loss for year ended
  September 30, 2001                     --             --             --         (82,774)   $    82,774)
                                  -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2001       6,207,236         62,072      4,879,134    (5,444,598)   $  (503,392)

Contributed capital
                                                                     85,428                       85,428

Stock issued for asset
Acquisition                        16,000,000        160,000        389,000                      549,000

Stock issued to Hispanic
  Television Network                  100,000          1,000          9,000                       10,000

Stock issued for prior
  year agreements                      24,431            244                                         244

Net income for year ended
  September 30, 2002                     --             --             --         131,723        131,723
                                  -----------    -----------    -----------   -----------    -----------
Balance September 30, 2002         22,331,667        223,316      5,362,562    (5,312,875)       273,003

Adjust outstanding shares to
  reflect reverse stock split     (21,215,031)      (212,150)       212,150                         --

Adjustment to reflect the
  restated par value                                 (11,054)        11,054                         --

Issuance of shares for services       300,000             30         82,470                       82,500

Net loss for three months ended
  December 31, 2002                      --             --             --        (381,390)      (381,390)
                                  -----------    -----------    -----------   -----------    -----------
Balance December 31, 2002           1,416,636    $       142    $ 5,668,236   $(5,694,265)   $   (25,887)
                                  -----------    -----------    -----------   -----------    -----------




                       See notes to financial statements.
                          See accountants review report


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                         Consolidated Statement of Cash
           Flows For the three months ended December 31, 2002 and 2001
                                   (UNAUDITED)

                                                                2002         2001
                                                              ---------    ---------
Operating Activities
Net income (loss)                                             $(381,390)   $ 427,365
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization
                                                                 28,200         --
Changes in operating assets and liabilities:
  Accounts receivable                                            (8,696)        --
  Prepaid expenses                                              (18,043)        --
  Accounts payable                                               74,218      (67,428)
  Accrued interest expense                                        7,227     (218,261)
  Accrued payroll expense                                        62,500         --
  Accrued payroll tax expense                                     4,781         --
  Bridge loan payable                                           154,296         --
  Notes payable                                                     476     (210,348)
                                                              ---------    ---------

Net cash provided by operating activities                       (76,431)     (68,672)
                                                              ---------    ---------
Investing Activities
 Capital expenditures                                            (3,943)        --
                                                              ---------    ---------
Net cash (used in) investing activities                          (3,943)        --
                                                              ---------    ---------
Financing Activities
Issuance of stock for debt extinquishment                        82,500        2,944
Contributed capital                                                --         68,428
Cancellation of shares                                             --         (2,700)
                                                              ---------    ---------
Net cash provided by financing activities                        82,500       68,672
                                                              ---------    ---------

Increase (decrease) in cash                                       2,126         --
Cash at beginning of period                                        --           --
                                                              ---------    ---------
Cash at end of period                                         $   2,126    $    --
                                                              ---------    ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $    --      $    --
    Income taxes                                              $    --      $    --
  Non-cash transactions:
    Extinquishment of debt                                    $    --      $ 424,665
    Cancellation of shares                                    $    --      $   2,700



                       See notes to financial statements.
                          See accountants review report

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                          Notes to Financial Statements
                                December 31, 2002
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002, which was filed December 31, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of December 31, 2002 and the results of its Operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2002.


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

     Principles of Consolidation

     The consolidated financial statements include the account of Urban Television Network Corporation and its subsidiary. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Waste Conversion Systems Of Virginia, Inc. which had no assets or liabilities at September 30, 2002 and December 31, 2002 and no revenues or expenses for the years ended September 30, 2002 and the three months ended December 31, 2002.

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

     Cash

     For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash. The Company has no cash equivalents.

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2002
                                   (UNAUDITED)

2.   Significant Accounting Policies (Continued)

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal year ended September 30, 2002 and the three months ended December 31, 2002.

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

     Recent Accounting Standards

     The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures ending after December 15, The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to the Company's results of operations and financial position.

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

3.   Network Assets - Amortization

     On May 1, 2002, the Company entered into an agreement with Urban Television Network Corporation, a Texas corporation, (UTVN-Texas) to acquire the rights to the UATV Network signal space which included the assignment of the UATV affiliates for 16,000,0000 shares of common stock with an estimated fair market value of $559,000. These assets purchased are referred to as network asset.

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $74,534 and the amortization for the period ended September 30, 2002 was $46,584 and for the three months ended December 31, 2002 was $27,950.

     Future amortization of the Network assets at December 31, 2002 will be $484,466 and on an annual basis be as follows:

                  Year ended September 30, 2003              $ 83,854
                  Year ended September 30, 2004              $111,804
                  Year ended September 30, 2005              $111,804
                  Year ended September 30, 2006              $111,804
                  Year ended September 30, 2007              $ 65,200

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2002
                                   (UNAUDITED)

4.   Property, Plant and Equipment

     The Company acquired equipment totaling $6,905. This was recorded at cost and depreciation on a straight-line basis over five (5) years. Depreciation for fiscal year and accumulated at September 30, 2002 was $783.00. Depreciation for the three months ended December 31, 2002 was $250 and the accumulated at December 31, 2002 was $1,033.

5.   Other Income

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

6.   Related Party Transactions

     In May 2002, the Company issued 16,000,000 shares to Urban Television Network Corporation for asset purchase of network assets. (See Note 3, Network Assets)

     The Company leases office space from one its shareholders and director for $2,000 per month. The total rental expense for year ended September 30, 2002 was $12,000 and for the three months ended December 31, 2002 was $6,000.

7.   Notes Payable

     Notes payable consist of:
                                                    December 31,   September 30,
                                                        2002            2002
                                                   -------------   -------------

     Notes payable to stockholders at 10%
      interest payable on September 30, 2004       $     189,405   $     188,929

     Bridge loan payable at 10% interest
      Payable on September 30, 2003                $     154,296
                                                   -------------   -------------
                                                   $     343,701   $     188,929
                                                   -------------   -------------

8.   Income Tax

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

9.   Capital Stock

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

     In December 2002, the Company issued 300,000 shares of its common stock for consulting and legal Services.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                    Notes to Financial Statements, Continued
                                December 31, 2002
                                   (UNAUDITED)



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

     No preferred shares had been issued as of December 31, 2002.


11.  Commitments

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the three months ended December 31, 2002, the amount expensed was $18,043.

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



     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the three months ended December 31, 2002, the amount expensed was $8,000.

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



12.  Going Concern

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



13.  Subsequent Event

     On February 7, 2003, the Company entered into an Exchange Agreement with the majority shareholders of Urban Television Network Corporation, a Texas corporation (UTNC). The Company acquired 90% of the issued and outstanding capital stock of UTNC in return for 13,248,000 shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

OPERATIONS. The Company had no revenues for the three months ended December 31, 2001 and $50,018 for the three months ended December 31, 2002. The year 2002 revenues are related to the UATV Television Network acquired by the Company in May of 2002. The operations are still in the growth stages and the Company is dependent upon management and/or significant shareholders to provide sufficient working capital. It is the intent of management and/or significant shareholders to provide sufficient working capital to provide for the Company's operations. There is no assurance, however, that management and/or significant shareholders will be able to supply such working capital needs.

OPERATING RESULTS. The Company had no operations for the three months ended December 31, 2001. For the three months ended December 31, 2002, the Company had an operating loss of $374,163 related to the continued growth of the UATV Television Network acquired by the Company in May of 2002. During the three months ended December 31, 2001, the Company did have $427,365 of income derived from $424,665 in gains resulting from the extinguishment of liabilities and $2,700 of income derived from the cancellation of shares previously issued for consulting services that were never performed.

EARNINGS PER SHARE OF COMMON STOCK. The net income or loss per common share is based upon the weighted average of outstanding common stock during the period. The net loss per share of common stock was $0.31 for the three months ended
December 31, 2002 compared to an income of $1.37 for the three months ended December 31, 2001, as adjusted for the 1:20 reverse stock split in November of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Waste  Conversion   Systems,   Inc.,  now  known  as  Urban  Television  Network
Corporation, ceased operations in August 1996 and had no operations until May of 2002 when the Company acquired the UATV Television Network.

During the three months December 31, 2001, the Company settled lawsuits, judgments and liabilities totaling $428,609 for $21,000 and 224,420 shares of its common stock.

As of December 31, 2002, the Company's outstanding liabilities were $554,799, which exceeds assets by $25,887.

Financing activities for the three months ended December 31, 2002 include contributed capital of $154,772 from management and/or significant shareholders. These funds were used to fund the operations of the Company.

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

Item 3.  Controls and Procedures.

(a) During December 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of control and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant  changes in our internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds

     Recent Sales of Securities

     None


Item 3.  Defaults Upon Senior Securities.

     None



Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company acted on matters authorized by a vote of the majority shareholder holding 71.9% of the voting stock, in lieu of a special meeting of the shareholders. The effective date of the action taken by the Company was November 28, 2002. The Company filed an amendment to its Articles of Incorporation implementing a change in its capital. Additionally, the Company was authorized to acquire Urban Television Network Corporation, a Texas corporation, from its shareholders in a share exchange transaction. The Company provided its shareholders with an information Statement on Schedule 14C. These actions were disclosed in a Current Report filed on Form 8-K on December 2, 2002.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.   Description and Method of Filing
----------    --------------------------------

99.1          Certification  by  Chief  Executive  Officer,  pursuant  to 18 USC
              Section   1350  as  adopted   pursuant   to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

99.2          Certification  by  Chief  Financial  Officer,  pursuant  to 18 USC
              Section   1350  as  adopted   pursuant   to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

On December 2, 2002, the Company filed an 8K Report detailing Item 5, titled, "Other Events".




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2003


Urban Television Network Corporation




By: /s/ Randy Moseley                               By: /s/ Stanley Woods
   ------------------                                  ------------------
   Randy Moseley                                       Stanley Woods
   Title: President                                    Title: Secretary