Form 10QSB
period 2003-03-31
URBAN TELEVISION NETWORK CORP
filed 2003-05-15
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ending March 31, 2003


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



                  Issuer's telephone number,( 817 ) 512 - 3033
                                            ------- ----------

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

     Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: March 31, 2003, 14,664,636 shares of common stock, $.0001 par value.

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements.................................................3
          Independent Accountants Review Letter................................4
          Balance Sheet (unaudited)............................................5
          Statements of Operations (unaudited).................................6
          Statements of Stockholders' Equity(unaudited)........................7
          Statements of Cash Flows (unaudited).................................8
          Notes to Financial Statements........................................9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................17
Item 3.  Controls and Procedures..............................................19

PART II. OTHER INFORMATION

Item 1   Legal Proceedings....................................................20

Item 2   Changes in Securities................................................20

Item 3   Defaults upon Senior Securities......................................20

Item 4   Submission of Matters to a Vote
         of Security Holders..................................................20
Item 5   Other Information....................................................20

Item 6   Exhibits and Reports on Form 8-K.....................................20

Signatures.................................................................21-22

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB



PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2003. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2003, follow.

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P.O. Box 15728
                         Hattiesburg, Mississippi 39404





                          Independent Auditor's Letter






Urban Television Network Corporation
18505 S. Hwy 377
Fort Worth, Texas 76126

I have reviewed the accompanying balance sheet, statement of operations, statement of stockholders equity and statement of cash flows of Urban Television Network Corporation and consolidated subsidiaries as of March 31, 2003 and 2002, and for the three-month periods then ended. These financial statements are the responsibility of the company's management.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 14 to the financial statements, the company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ Jack F. Burke, Jr.
-----------------------
Jack F. Burke, Jr.
May 14, 2003



                         PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries
                           Consolidated Balance Sheet

                                                                                March  31,   September 30,
                                                                                   2003           2002
                 Assets                                                        (Unaudited)     (Audited)
Currents assets
  Cash and cash equivalents                                                    $   198,083    $      --
  Accounts receivable                                                               11,291          5,766
  Prepaid expenses                                                                  18,043           --
                                                                               -----------    -----------
             Total current assets                                                  227,417          5,766
                                                                               -----------    -----------

Furniture, fixtures and equipment, net                                              57,912          6,122
                                                                               -----------    -----------

Other assets
   Network assets                                                                  456,516        512,416
   Goodwill                                                                        943,721           --
   Organizational costs                                                                360           --
                                                                               -----------    -----------
             Total other assets                                                  1,400,597        512,416
                                                                               -----------    -----------
             Total assets                                                      $ 1,685,926    $   524,304
                                                                               -----------    -----------
             Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                             $   243,465    $    58,957
  Bridge loan payable                                                              219,000           --
  Notes payable to stockholder                                                     419,517        188,929
  Accrued interest expense                                                          44,062          3,415
  Accrued payroll                                                                  125,000           --
                                                                                     9,563           --
                                                                               -----------    -----------
                         Liabilities                                             1,060,607        251,301
                                                                               -----------    -----------
Total current

Deferred income tax                                                                182,685
                                                                               -----------

Minority Interest                                                                   61,826
                                                                               -----------

Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued               --             --
  Common stock, $0.0001 par value, 200,000,000 shares authorized; 14,664,636
      shares outstanding at March 31, 2003                                           1,467
  Common stock, $0.01 par value, 50,000,000 shares authorized;
      22,331,667 shares outstanding at September 30, 2002                             --          223,316
  Additional paid-in                                                             6,991,711      5,362,562
  Retained earnings (deficit)                                                   (6,019,484)    (5,312,875)
                                                                               -----------    -----------
                                                                                   973,694        273,003
  Less: Treasury stock                                                            (592,886)          --
                                                                               -----------    -----------
             Total stockholders'                                                   380,808        273,003
                                                                               -----------    -----------
             equity
Total liabilities and stockholders' equity                                     $ 1,685,926    $   524,304
                                                                               -----------    -----------




                       See notes to financial statements.
                           See accountants reew report




                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Operations
                                   (UNAUDITED)


                                    Three months ended March 31,     Six months ended March 31,
                                          2003            2002            2003            2002
                                    ------------    ------------    ------------    ------------

Revenues                            $     43,870    $       --      $     93,888    $       --
                                    ------------    ------------    ------------    ------------

Expenses:
  Satellite and uplink services          161,122            --           301,572            --
  Production expenses
                                          36,438            --            56,554            --
  Technology expenses
                                          61,034            --           132,534            --
  Administration                          64,688           9,645         228,603           6,945
  Depreciation and amortization           34,450            --            59,650            --
                                    ------------    ------------    ------------    ------------
Total expenses                           354,732           9,645         778,913           6,945
                                    ------------    ------------    ------------    ------------
Income (loss) from operations           (310,862)         (9,645)       (685,025)         (6,945)

Other (income) expense
  Interest income (expense)              (14,357)           --           (21,584)           --
  Gain on extinquishment of debt
                                            --              --              --           424,665
                                    ------------    ------------    ------------    ------------

Net loss                            $   (325,219)   $     (9,645)   $   (706,609)   $    417,720
                                    ------------    ------------    ------------    ------------


Earnings per share:
   Net income (loss)                $      (0.03)   $      (0.03)   $      (0.12)   $       1.37
Weighted average number of common
  shares outstanding                  10,181,969         311,583       5,732,636         311,583



                       See notes to financial statements.
                          See accountants review report



                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)



                                                                      Additional     Retained
                                        Common Stock                    Paid-In      Earnings
                                          Shares         Amount         Capital      (Deficit)        Total
                                        -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2000             6,207,236    $    62,072    $ 4,879,134   $(5,361,824)   $  (420,618)

Net loss for year ended
  September 30, 2001                           --             --             --         (82,774)   $   (82,774)
                                        -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2001             6,207,236         62,072      4,879,134    (5,444,598)   $  (503,392)

Contributed capital                          85,428           --           85,428

Stock issued for asset                   16,000,000        160,000        389,000          --          549,000
Acquisition

Stock issued to Hispanic
  Television Network                        100,000          1,000          9,000          --           10,000

Stock issued for prior
  year agreements                            24,431            244           --            --              244

Net income for year ended
  September 30, 2002                           --             --             --         131,723        131,723
                                        -----------    -----------    -----------   -----------    -----------
Balance September 30, 2002               22,331,667        223,316      5,362,562    (5,312,875)       273,003

Adjust outstanding shares to
  reflect reverse stock                 (21,215,031)      (212,150)       212,150          --             --

Adjustment to reflect
  restated par value                           --          (11,054)        11,054          --             --

Issuance of shares for services             300,000             30         82,470          --           82,500
Stock issued for majority interest in
 Urban Television of Texas               13,248,000          1,325      1,323,475          --        1,324,800

Net loss for six months ended
  March 31, 2003                               --             --             --        (706,609)      (706,609)
                                        -----------    -----------    -----------   -----------    -----------
Balance March 31, 2003                   14,664,636    $     1,467    $ 6,991,711   $(6,019,484)   $   973,694
                                        -----------    -----------    -----------   -----------    -----------





                       See notes to financial statements.
                          See accountants review report


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                         Three months ended March 31,   Six months ended March 31,
                                                              2003           2002           2003           2002
                                                           ---------      ---------      ---------      ---------
Operating Activities
Net income (loss)                                          $(325,219)     $  (9,645)     $(706,609)     $ 417,720
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                             31,450           --           59,650           --
    Issuance of common stock for services rendered              --           82,500
Changes in operating assets and liabilities:
  Accounts receivable                                          3,171           --           (5,525)          --
  Prepaid expenses                                              --             --          (18,043)          --
  Accounts payable                                           107,672         (5,000)       181,890        (72,428)
  Accrued interest expense                                    14,356           --           22,473       (218,261)
  Accrued payroll expense                                     62,500           --          125,000           --
  Accrued payroll tax expense                                  4,782         (2,355          9,563          2,355)
  Bridge loan payable
                                                             219,000           --          219,000           --
  Notes payable                                              100,500           --          185,743       (210,348)
                                                           ---------      ---------      ---------      ---------
Net cash provided by operating activities                    218,212        (17,000)       225,171        (85,672)
                                                           ---------      ---------      ---------      ---------
Investing Activities
 Capital expenditures                                        (23,145)          --          (27,088)          --
                                                           ---------      ---------      ---------      ---------
Net cash (used in) investing                                 (23,145)          --          (27,088)          --
                                                           ---------      ---------      ---------      ---------
Financing Activities
Issuance of stock for debt extinquishment                       --             --             --            2,944
Contributed capital                                             --           17,000           --           85,428
Cancellation of shares                                          --             --             --           (2,700)
                                                           ---------      ---------      ---------      ---------
                                                                --           17,000           --           85,672
                                                           ---------      ---------      ---------      ---------
Increase (decrease) in cash                                  195,957           --          198,083           --
Cash at beginning of period                                    3,016           --             --             --
                                                           ---------      ---------      ---------      ---------
Cash at end of period                                      $ 198,083      $    --        $ 198,083      $    --
                                                           ---------      ---------      ---------      ---------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                                              $   --         $   --
    Income taxes                                                                          $   --         $   --
  Non-cash transactions:
    Extinquishment of debt
    Cancellation of shares                                                                $   --         $424,665



                       See notes to financial statements.
                          See accountants review report

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002, which was filed December 31, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of March 31, 2003 and the results of its Operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the six months ended March 31, 2003.

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

     Principles of Consolidation

     The consolidated financial statements include the account of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent are included in the consolidated results and are offset by a related minority expense and liability recorded for the minority interest ownership. The Company owns 100% of Waste Conversion Systems of Virginia, Inc. which had no assets or liabilities at September 30, 2002 and March 31, 2003 and no revenues or expenses for the year ended September 30, 2002 and the six months ended March 31, 2003. The Company owns 90% of Urban
     Television Network Corporation, a Texas corporation (See note    ).

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)


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


2.   Significant Accounting Policies (Continued)

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal year ended September 30, 2002 and the six months ended March 31, 2003.

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

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)


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

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $102,484 and the amortization for the period ended September 30, 2002 was $46,584 and for the six months ended March 31, 2003 was $255,900.

     Future amortization of the Network assets at December 31, 2002 will be $484,466 and on an annual basis be as follows:

                  Year ended September 30, 2003              $ 55,904
                  Year ended September 30, 2004              $111,804
                  Year ended September 30, 2005              $111,804
                  Year ended September 30, 2006              $111,804
                  Year ended September 30, 2007              $ 65,200




                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)


4.   Property, Plant and Equipment

     The Company acquired equipment totaling $64,795. This was recorded at cost and depreciation on a straight-line basis over five (5) years. Depreciation for fiscal year and accumulated at September 30, 2002 was $783.00.
     Depreciation for the six months ended March 31, 2003 was $3,750 and the accumulated at March 31, 2003 was $6,883.

5.   Acquisition

     On February 7, 2003, the Company entered into an Exchange Agreement with the majority shareholders of Urban Television Network Corporation, a Texas corporation (UTNC). The Company acquired 90% of the issued and outstanding capital stock of UTNC in Return for 13,248,000 shares of the Company's common stock valued at $1,324,800. The valuation of the common stock paid by the Company as consideration was established by the Company at $.10 per share based on the restricted nature of the stock, the low trading history of the stock at the time of the acquisition. The acquisition was made to complete the acquisition of the balance of the UTNC assets including proprietary broadcast technologies, intellectual property and goodwill. The acquisition was accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair market value. Any excess purchase price over the fair market value of the net assets acquired has been recorded as goodwill. In this transaction the allocation of the purchase price resulted in goodwill of $761,036. The estimated fair values of assets acquired and liabilities assumed are summarized in the following table.


            Fair Value of Assets Acquired and Liabilities Assumed

       Cash                                                 $     889
       Equipment                                               28,452
       Investment in stock of the Company                     592,886
       Receivable from the Company                            258,458
       Other assets                                               360
       Goodwill                                               761,037
       Accounts payable                                      (  2,618)
       Loans to stockholders                                 (233,774)
       Accrued interest                                      ( 19,064)
       Minority Interest                                     ( 61,826)
                                                             --------
         Total purchase price                              $1,324,800
                                                            ---------




                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)



     The following unaudited pro forma information consolidates the balance sheets of the Company and UTNC at the acquisition date of February 7, 3003.
     Deferred income tax of $182,685 was recorded to give effect to $537,311 of excess book over tax basis for the assets acquired by the Company.

                                                                                   Consolidated
                                                                    Consolidation      Balance
                                       The Company        UTNC         Entries          Sheet
     Assets
Current assets                         $    44,873    $       889           --      $    45,762
Equipment, net                              10,260         28,452           --           38,712
Network assets, net                        472,966           --             --          472,966
Investment in subsidiary                      --          592,886    $  (592,886)          --
Receivable from affiliate                     --          258,458       (258,458)          --
Goodwill and other assets                     --              360        973,722        761,397
                                       -----------    -----------    -----------    -----------
Total Assets                           $   528,099    $   881,045    $   272,992    $ 1,501,522
                                       -----------    -----------    -----------    -----------

Liabilities and Stockholders' Equity

Accounts payable and other accruals    $   284,741    $    21,682    $   306,423
Advances from shareholders                 373,701        233,774    $  (258,458)       349,017
Deferred income tax                           --             --          182,685        182,685
Minority interest                             --             --           61,826         61,826
Common stock                                   142          1,477         (1,477)         1,466
                                              --             --            1,324           --
Additional paid-in capital               5,668,236      1,396,307     (1,396,307)     6,991,712
                                              --             --        1,323,476           --
Accumulated deficit                     (5,798,721)      (772,195)       772,195     (5,798,721)
Treasury stock                                --             --         (592,886)      (592,886)
                                       -----------    -----------    -----------    -----------
Total Liabilities and
 Stockholders' Equity                  $  (528,099)   $   881,045    $   272,992    $ 1,501,522
                                       -----------    -----------    -----------    -----------

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)



5.   Acquisition (Continued)

     The Company's consolidated results of operations have incorporated UTNC's activity from the effective date of the acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company with those of UTNC as if the acquisition had occurred on October 1, 2001.


                          Six months ended   Six months ended     Year ended
                           March 31, 2003     March 31, 2002   September 30,2002

Revenues                     $  93,888          $  36,045         $ 143,742
Net income (loss)            $(713,939)         $ 255,151         $(185,427)
Income (loss) per share      $   (.049)         $    .017         $   (.013)


     This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the UTNC acquisition been consummated on October 1, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


6.   Other Income

     Extinguishment of Debt

     Since Waste Conversion Systems, Inc. ceased operations in 1996, it did not pay any of its obligations, related to previous operations. For those trade creditors and note holders that did not extend the statute of limitations on collection of their accounts through legal actions, the Company has been taking the write off of the payables into income as the statutory period for collection expires. The income was $424,665 ($0.014 per share) and $8,880 (less than $0.01 per share)for fiscal 2002 and 2001, respectively.


7.   Related Party Transactions

     In May 2002, the Company issued 16,000,000 shares to Urban Television Network Corporation for asset purchase of network assets. (See Note 3, Network Assets)

     The Company leases office space from one its shareholders and director for $2,000 per month. The total rental expense for year ended September 30, 2002 was $12,000 and for the six months ended March 31, 2003 was $6,000.

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)

8.   Notes Payable

     Notes payable consist of:
                                                      March 31,    September 30,
                                                        2002            2002
                                                   -------------   -------------
     Notes payable to stockholders at 10%
      interest payable on September 30, 2004       $     419,517   $     188,929
                                                   -------------   -------------


9.   Convertible Bridge Loan

     Convertible bridge loan consist of:
                                                      March 31,    September 30,
                                                        2002            2002
                                                   -------------   -------------
     Convertible bridge loan payable to
      individuals at 6% interest payable
      on February 14, 2004                         $     219,005   $        --
                                                   -------------   -------------


     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion

10.  Income Tax

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

11.  Capital Stock

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

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                 March 31, 2003
                                   (UNAUDITED)

     In December 2002, the Company issued 300,000 shares of its common stock for consulting and legal Services.

     On February 7, 2003, the Company entered into an Exchange Agreement with the majority shareholders of Urban Television Network Corporation, a Texas corporation (UTNC). The Company acquired 90% of the issued and outstanding capital stock of UTNC in return for 13,248,000 shares of the Company's common stock

12.  Preferred Stock

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

13.  Commitments

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the six months ended March 31, 2003, the amount expensed was $72,172.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $577,376 and be due as follows:

                  Year ended September 30, 2003            $108,258
                  Year ended September 30, 2004            $216,516
                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the six months ended March 31, 2002 the amount expensed was $32,000.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $256,000 and be due as follows:

                  Year ended September 30, 2003            $ 48,000
                  Year ended September 30, 2004            $ 96,000
                  Year ended September 30, 2005            $ 96,000
                  Year ended September 30, 2006            $ 16,000

14.  Going Concern

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

     On May 1, 2002, the Company entered into an agreement with Urban Television Network Corporation, a Texas corporation, (UTVN_- Texas) to acquire the rights to the UATV Network signal space which included the assignment of the UATV affiliates. The Company operates a family-oriented television network providing primarily urban programming 24 hours a day, seven days a week to approximately 70 affiliate broadcast television stations throughout the United States.

     Management is implementing a revenue generation plan that includes local advertising sales, for company operated stations, securing network advertising at the best available rate, plus implementing a Technology plan to assist its affiliates with sale of their local advertising time. Management intends to increase rates as affiliate stations are added to the network. The implementation of this comprehensive plan is expected to have a significant positive affect upon sales revenues. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies.

     Future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company's stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Urban market. The Company's ability to attract the available advertising is dependent upon, among other things, its stations' audience ratings, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to attract and retain television stations to carry its broadcast.

OPERATIONS. The Company had no revenues for the six months ended March 31, 2002. For the three and six months ended March 31, 2003 the Company had revenues of $43,870 and $93,888, respectively. The year 2003 revenues are related to the UATV Television Network acquired by the Company in May of 2002. The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. The Company had no operations for the six months ended March 31, 2002. For the three months and six months ended March 31, 2003, the Company had operating costs of $354,732 and $778,913, respectively. Major components of cost of operations the three and six months ended March 31, 2003 include $161,122 and $301,572 for satellite and uplink expenses, $36,438 and $56,554 for production and master control expenses, $61,034 and $132,534 for technology expenses and $61,688 and $228,603 for administration expenses which includes the Company's independent auditors, legal fees and business consulting services.

The Company had operating losses for the three and six months ended March 31, 2003 of $325,219 and $706,609, respectively. These losses relate to the continued growth of the UATV Television Network acquired by the Company in May of 2002. During the three months ended December 31, 2001, the Company did have $427,365 of income derived from $424,665 in gains resulting from the extinguishment of liabilities and $2,700 of income derived from the cancellation of shares previously issued for consulting services that were never performed.

EARNINGS PER SHARE OF COMMON STOCK. The net income or loss per common share is based upon the weighted average of outstanding common stock during the period. The net loss per share of common stock was $0.3 for the three months ended March 31, 2003 compared to a net loss of $.03 for the three months ended March 31, 2002. For the six months ended March 31, 2003, the Company had a net loss of $.12 per share compared to net income of $1.37 per share for the six months ended March 31, 2002. The 2002 weighted average of outstanding common shares has been adjusted for the 1:20 reverse stock split in November of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Waste Conversion Systems, Inc., now known as Urban Television Network Corporation, ceased operations in August 1996 and had no operations until May of 2002 when the Company acquired the UATV Television Network.

     During the six months ended March 31, 2002, the Company settled lawsuits, judgments and liabilities totaling $428,609 for $21,000 and 224,420 shares of its common stock.

As of March 31, 2003, the Company's assets were $1,503,241 which exceeded outstanding liabilities by $442,634.

     Financing activities for the six months ended March 31, 2003 include a combination of issuance of common stock in lieu of cash payments, issuance of private debt, loans from management and significant shareholders, and cash generated from operations. These funds were used to fund the operations of the Company.

     Financing activities for the six months ended March 31, 2003 include:

     1) Issuance of common stock in lieu of cash payments totaling $82,500 for legal and professional services and consulting services.

     2) Loans of $185,743 from management and significant shareholders that bear interest at the rate of ten percent (10%) per annum and mature on September 30, 2004.

     3) The Company entered into a $1,500,000 convertible bridge loan agreement with interest at the rate of six percent (6%) per annum with a consortium of private investors. At March 31, 2003, a total of $219,000 had been advanced on this loan agreement. The terms of this financing allows the investors to advance the $1,500,000 over a twelve month period with $250,000 being advance on 60 day intervals. The investors have the option to convert their loans before the maturity date of February 14, 2004 into common stock of the Company at the rate of two shares of common stock for every dollar invested.

     In addition common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares. The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

Impact of Inflation

     Management does not believe that general inflation has had or will have a material effect on operations.

Other Events

     On May 12, 2003, Jacob R. Miles III was appointed as President of the Urban America Television Network which operates as a division of the Company.

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

Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this Quarterly Report for the quarter ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recoreded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon the evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodical SEC filings.

(b)  Changes in Internal Control.

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


CODE OF ETHICAL CONDUCT

     On May 14, 2003, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

     We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     2. Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     3.   Compliance with applicable governmental laws, rules and regulations,
     4. The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and
     5.   Accountability for adherence to the Code.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

          None


Item 2. Changes in Securities

Recent Sales of Securities

     On February 7, 2003, the Company entered into an Exchange Agreement with the majority shareholders Of Urban Television Network Corporation, a Texas corporation (UTNC) to acquire 90% of the issued and Outstanding capital stock of UTNC in return for 13,248,000 shares of the Company's common stock.

     On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company. The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of Six (6%) percent per annum. As of March 31, 2003, the total of $219,000 had been advanced on the agreement. The lenders have the right to advance up to $1,500,000 over a twelve month period. Additionally, the lenders may convert their loans, including accrued interest, to our common stock at the rate of two (2) shares for each dollar owed, at any time prior to maturity or February 14, 2004. The Loan Agreement constitutes a limited offering of convertible securities offered and sold exclusively to Arkansas residents.

     These securities that have been and will be issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These convertible securities are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.


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

Item 5. Other Information

     On May 12, 2003, Jacob R. Miles III was appointed as President of the Urban America Television Network which operates as a division of the Company.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit No.   Description and Method of Filing
----------    --------------------------------

10.0 Loan Agreement dated as of February 14, 2003 between certain lenders And Urban Television Network Corporation

20.1           Code of Ethical Conduct


99.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

99.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

99.3           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

99.4           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On December 2, 2002, the Company filed an 8K Report detailing Item 5, titled, "Other Events".

     On February 25, 2003, the Company filed an 8K Report detailing Item 2, titled, "Acquisition or Disposition of Assets".


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003


Urban Television Network Corporation


By: /s/ Randy Moseley                               By: /s/ Stanley Woods
   ------------------                                  ------------------
   Randy Moseley                                       Stanley Woods
   Title: President                                    Title: Secretary