Form 10QSB/A
period 2003-03-31
URBAN TELEVISION NETWORK CORP
filed 2003-06-13
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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



                  18505 Highway 377 South, Fort Worth, TX 76126
         -------------------------------------------- -----------------
               (Address of principal executive offices) (Zip Code)



                  Issuer's telephone number,( 817 )   512   -   3033
                                            ------- --------  --------

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

     Transitional Small Business Disclosure Format
     (Check One)
     Yes    No X
        ---   ---

     This Amendment No. 1 on Form 10-QSB/A (this "Amendment") is being filed in order to amend the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003 (Form 10-QSB), to revise the Consolidated Financial Statements and the Notes.

     This Amendment is limited in scope to the portions of the Form 10-QSB set forth above and does not in any way amend, update or change any other items or disclosures contained in the Form 10-QSB.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries
                           Consolidated Balance Sheet

                                                                                March  31,   September 30,
                                                                                  2003           2002
                                                                               (Unaudited)     (Audited)
        Assets
Currents assets
  Cash and cash equivalents                                                    $   198,083    $      --
  Accounts receivable                                                               11,291          5,766
  Prepaid expenses                                                                  18,043           --
                                                                               -----------    -----------
             Total current assets                                                  227,417          5,766
                                                                               -----------    -----------

Furniture, fixtures and equipment, net                                              57,912          6,122
                                                                               -----------    -----------
Other assets
   Network assets                                                                  456,516        512,416
   Goodwill                                                                        943,721           --
   Organizational costs                                                                360           --
                                                                               -----------    -----------
        Total other assets                                                       1,400,597        512,416
                                                                               -----------    -----------
        Total assets                                                           $ 1,685,926    $   524,304
                                                                               -----------    -----------

        Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                             $   243,465    $    58,957
  Bridge loan payable                                                              219,000           --
  Notes payable to stockholder                                                     419,517        188,929
  Accrued interest expense                                                          44,062          3,415
  Accrued payroll                                                                  125,000           --
  Accrued payroll taxes payable                                                      9,563           --
                                                                               -----------    -----------
        Total current Liabilities                                                1,060,607        251,301
                                                                               -----------    -----------


Deferred income tax                                                                182,685
                                                                               -----------

Minority Interest                                                                   61,826
                                                                               -----------

Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued               --             --
  Common stock, $0.0001 par value, 200,000,000 shares authorized; 14,664,636
      shares outstanding at March 31, 2003                                           1,467
  Common stock, $0.01 par value, 50,000,000 shares authorized;
      22,331,667 shares outstanding at September 30, 2002                                         223,316
  Additional paid-in capital                                                     6,991,711      5,362,562
  Retained earnings (deficit)                                                   (6,019,484)    (5,312,875)
                                                                               -----------    -----------
                                                                                   973,694        273,003
  Less: Treasury stock                                                            (592,886)          --
                                                                               -----------    -----------

        Total stockholders' equity                                                 380,808        273,003
                                                                               -----------    -----------

Total liabilities and stockholders' equity                                     $ 1,685,926    $   524,304
                                                                               -----------    -----------



                       See notes to financial statements.
                           See accountants reew report


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Operations
                                   (UNAUDITED)


                                    Three months ended March 31,     Six months ended March 31,

                                        2003            2002            2003            2002
                                    ------------    ------------    ------------    ------------

Revenues                            $     43,870    $       --      $     93,888            --
                                    ------------    ------------    ------------    ------------

Expenses:
  Satellite and uplink services          161,122            --           301,572            --
  Production expenses                     36,438                          56,554            --
  Technology expenses                     61,034                         132,534            --
  Administration                          64,688           9,645         228,603           6,945
  Depreciation and amortization           34,450            --            59,650            --
                                    ------------    ------------    ------------    ------------
Total expenses                           354,732           9,645         778,913           6,945
                                    ------------    ------------    ------------    ------------
Income (loss) from operations           (310,862)         (9,645)       (685,025)         (6,945)

Other (income) expense
  Interest income (expense)              (14,357)           --           (21,584)
  Gain on extinquishment of debt            --              --              --           424,665
                                    ------------    ------------    ------------    ------------

Net increase (loss)                 $   (325,219)   $     (9,645)   $   (706,609)   $    417,720
                                    ------------    ------------    ------------    ------------


Earnings per share:
   Net income (loss)                $      (0.03)   $      (0.03)   $      (0.12)   $       1.37

Weighted average number of common
  shares outstanding                  10,181,969         311,583       5,732,636         311,583



















                       See notes to financial statements.
                         See accountants review report


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)




                                               Common Stock            Additional    Retained
                                        --------------------------      Paid-In      Earnings
                                          Shares         Amount         Capital      (Deficit)        Total
                                        -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2000             6,207,236    $    62,072    $ 4,879,134   $(5,361,824)   $  (420,618)

Net loss for year ended
  September 30, 2001                           --             --             --         (82,774)   $   (82,774)
                                        -----------    -----------    -----------   -----------    -----------

Balance at September 30, 2001             6,207,236         62,072      4,879,134    (5,444,598)   $  (503,392)

Contributed capital                            --             --           85,428                       85,428

Stock issued for asset
  Acquisition                            16,000,000        160,000        389,000       549,000

Stock issued to Hispanic
  Television Network                        100,000          1,000          9,000          --           10,000

Stock issued for prior
  year agreements                            24,431            244            --           --              244

Net income for year ended
  September 30, 2002                           --             --             --         131,723        131,723
                                        -----------    -----------    -----------   -----------    -----------
Balance September 30, 2002               22,331,667        223,316      5,362,562    (5,312,875)       273,003

Adjust outstanding shares to
  reflect reverse stock split           (21,215,031)      (212,150)       212,150          --             --

Adjustment to reflect
  the restated par value                       --          (11,054)        11,054          --             --

Issuance of shares for services             300,000             30         82,470          --           82,500
Stock issued for majority interest in
  Urban Television of Texas              13,248,000          1,325      1,323,475          --        1,324,800

Net loss for six months ended
  March 31, 2003                               --             --             --        (706,609)      (706,609)
                                        -----------    -----------    -----------   -----------    -----------
Balance March 31, 2003                   14,664,636    $     1,467    $ 6,991,711   $(6,019,484)   $   973,694
                                        -----------    -----------    -----------   -----------    -----------



                       See notes to financial statements.
                          See accountants review report


                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                     Three months ended March 31,     Six months ended March 31,
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Operating Activities
Net income (loss)                                    $   (325,219)   $     (9,645)   $   (706,609)   $    417,720
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          31,450            --            59,650            --
    Issuance of common stock for services rendered           --              --            82,500            --
Changes in operating assets and liabilities:
  Accounts receivable                                       3,171            --            (5,525)           --
  Prepaid expenses                                           --              --           (18,043)           --
  Accounts payable                                        107,672          (5,000)        181,890         (72,428)
  Accrued interest expense                                 14,356            --            22,473        (218,261)
  Accrued payroll expense                                  62,500            --           125,000            --
  Accrued payroll tax expense                               4,782          (2,355)          9,563          (2,355)
  Bridge loan payable                                     219,000            --           219,000            --
  Notes payable                                           100,500            --           255,272        (210,348)
                                                     ------------    ------------    ------------    ------------
Net cash provided by operating activities                 218,212         (17,000)        225,171         (85,672)
                                                     ------------    ------------    ------------    ------------

Investing Activities
 Capital expenditures                                     (23,145)           --           (27,088)           --
                                                     ------------    ------------    ------------    ------------
Net cash (used in) investing activities                   (23,145)           --           (27,088)           --
                                                     ------------    ------------    ------------    ------------

Financing Activities
Issuance of stock for debt extinquishment                    --              --              --             2,944
Contributed capital                                          --            17,000            --            85,428
Cancellation of shares                                       --              --              --            (2,700)
                                                     ------------    ------------    ------------    ------------
Net cash provided by financing activities                    --            17,000            --            85,672
                                                     ------------    ------------    ------------    ------------

Increase (decrease) in cash                               195,957            --           198,083            --
Cash at beginning of period                                 3,016            --              --              --
                                                     ------------    ------------    ------------    ------------

Cash at end of period                                $    198,083    $       --      $    198,083    $       --
                                                     ------------    ------------    ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                         $       --      $       --
    Income taxes                                     $       --      $       --      $       --      $       --
                                                     $       --      $       --
  Non-cash transactions:
    Extinquishment of debt                           $       --      $       --      $       --      $    424,665
    Cancellation of shares                           $       --      $       --      $       --      $      2,700



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

     Principles of Consolidation

     The consolidated financial statements include the account of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent are included in the consolidated results and are offset by a related minority expense and liability recorded for the minority interest ownership. The Company owns 100% of Waste Conversion Systems of Virginia, Inc. which had no assets or liabilities at September 30, 2002 and March 31, 2003 and no revenues or expenses for the year ended September 30, 2002 and the six months ended March 31, 2003. The Company owns 90% of Urban Television Network Corporation, a Texas corporation (See note 5).

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


             Fair Value of Assets Acquired and Liabilities Assumed

                Cash                                 $       889
                Equipment                                 28,452
                Investment in stock of the Company       592,886
                Receivable from the Company              258,458
                Other assets                                 360
                Goodwill                                 761,037
                Accounts payable                          (2,618)
                Loans to stockholders                   (233,774)
                Accrued interest                         (19,064)
                Minority Interest                        (61,826)
                                                     -----------
                  Total purchase price               $ 1,324,800
                                                     -----------

     The following unaudited pro forma information consolidates the balance sheets of the Company and UTNC at the acquisition date of February 7, 3003. Deferred income tax of $182,685 was recorded to give effect to $537,311 of excess book over tax basis for the assets acquired by the Company.

                                                                                        Consolidated
                                                                         Consolidation     Balance
                                            The Company        UTNC         Entries         Sheet
          Assets
     Current assets                         $    44,873    $       889                   $    45,762
     Equipment, net                              10,260         28,452                        38,712
     Network assets, net                        472,966                                      472,966
     Investment in subsidiary                                  592,886    $  (592,886)          --
     Receivable from affiliate                                 258,458       (258,458)          --
     Goodwill and other assets                     --              360        973,722        761,397
                                            -----------    -----------    -----------    -----------
     Total Assets                           $   528,099    $   881,045    $   272,992    $ 1,501,522
                                            -----------    -----------    -----------    -----------

     Liabilities and Stockholders' Equity

     Accounts payable and other accruals    $   284,741    $    21,682                   $   306,423
     Advances from shareholders                 373,701        233,774    $  (258,458)       349,017
     Deferred income tax                                                      182,685        182,685
     Minority interest                                                         61,826         61,826
     Common stock                                   142          1,477         (1,477)         1,466
                                                                                1,324
     Additional paid-in capital               5,668,236      1,396,307     (1,396,307)     6,991,712
                                                                            1,323,476
     Accumulated deficit                     (5,798,721)      (772,195)       772,195     (5,798,721)
     Treasury stock                                --             --         (592,886)      (592,886)
                                            -----------    -----------    -----------    -----------
     Total Liabilities and
      Stockholders' Equity                  $  (528,099)   $   881,045    $   272,992    $ 1,501,522
                                            -----------    -----------    -----------    -----------


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


`                              Six months ended   Six months ended      Year ended
                                March 31, 2003     March 31, 2002    September 30, 2002
                               ----------------   ----------------   ------------------
     Revenues                  $         93,888   $         36,045   $          143,742
     Net income (loss)         $       (713,939)  $        255,151   $         (185,427)
     Income (loss) per share   $          (.049)  $           .017   $            (.013)


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


     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                December 31, 2002
                                   (UNAUDITED)


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

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $256,000 and be due as follows:

                  Year ended September 30, 2003            $48,000
                  Year ended September 30, 2004            $96,000
                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                December 31, 2002
                                   (UNAUDITED)




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

Dated: June 12, 2003


Urban Television Network Corporation


By: /s/ Randy Moseley                               By: /s/ Stanley Woods
   ------------------                                  ------------------
   Randy Moseley                                       Stanley Woods
   Title: President                                    Title: Secretary