Form 10QSB
period 2003-06-30
URBAN TELEVISION NETWORK CORP
filed 2003-08-14
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ending June 30, 2003


   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        For the transition period from to
                        ---------------------------------


                         Commission file number 33-58972
                         -------------------------------



                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
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



                  Issuer's telephone number,( 817 ) 512 - 3033
                  --------------------------------------------


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: June 30, 2003, 21,729,636 shares of common stock, $.0001 par value.

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

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................15
Item 3.  Controls and Procedures..............................................16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 2.   Changes in Securities...............................................18

Item 3.   Defaults upon Senior Securities.....................................19

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................19
Item 5.   Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................19

Signatures....................................................................19

                          URBAN TELEVISION NETWORK CORPORATION
                                            FORM 10-QSB



PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2003. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2003, follow.

                               Jack F. Burke, Jr.
                           Certified Public Accountant
                                 P.O. Box 15728
                         Hattiesburg, Mississippi 39404





                          Independent Auditor's Letter






Urban Television Network Corporation
18505 S. Hwy 377
Cresson, Texas 76035

I have reviewed the accompanying balance sheet, statement of operations, statement of stockholders equity and statement of cash flows of Urban Television Network Corporation and consolidated subsidiaries as of June 30, 2003 and 2002, and for the nine-month period then ended. These financial statements are the responsibility of the company's management.

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



/s/ Jack F. Burke, Jr.
----------------------
Jack F. Burke, Jr.
August 13, 2003



                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries
                           Consolidated Balance Sheet

                                                                           June  30,    September 30,
                                                                              2003          2002
         Assets                                                            (Unaudited)     (Audited)
Currents assets
  Cash and cash equivalents                                               $    54,069    $      --
  Accounts receivable                                                          19,066          5,766
  Prepaid expenses                                                             18,043           --
                                                                          -----------    -----------
             Total current assets                                              91,178          5,766
                                                                          -----------    -----------

Furniture, fixtures and equipment,                                             45,324          6,122
                                                                          -----------    -----------

Other assets
   Network assets                                                             428,566        512,416
   Goodwill                                                                   867,022           --
   Organizational costs                                                           360           --
                                                                          -----------    -----------
             Total other assets                                             1,295,948        512,416
                                                                          -----------    -----------
             Total assets                                                 $ 1,432,450    $   524,304
                                                                          -----------    -----------

         Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $   229,322    $    58,957
  Bridge loan payable                                                         306,200           --
  Notes payable to stockholder                                                367,474        188,929
  Accrued interest expense                                                     60,434          3,415
  Accrued payroll                                                             181,250           --
  Accrued payroll taxes payable                                                14,344           --
                                                                          -----------    -----------
             Total current Liabilities                                      1,159,024        251,301
                                                                          -----------    -----------


Deferred income tax                                                           167,811           --
                                                                          -----------    -----------


Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --             --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
  21,729,636 shares outstanding at June 30, 2003
                                                                                2,173           --
  Common stock, $0.01 par value, 50,000,000 shares authorized;
      22,331,667 shares outstanding at September 30, 2002                        --          223,316
  Additional paid-in capital                                                7,764,755      5,362,562
  Retained earnings (deficit)                                              (7,068,427)    (5,312,875)
                                                                          -----------    -----------
                                                                              698,501        273,003
  Less: Treasury stock                                                       (592,886)          --
                                                                          -----------    -----------
             Total stockholders' equity                                       105,615        273,003
                                                                          -----------    -----------

Total liabilities and stockholders' equity                                $ 1,432,450    $   524,304
                                                                          -----------    -----------




                       See notes to financial statements.
                          See accountants reew report



                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Operations
                                   (UNAUDITED)


                                   Three months ended June 30,      Nine months ended June 30,

                                        2003            2002            2003            2002
                                    ------------    ------------    ------------    ------------
Revenues                            $    123,400    $     17,965    $    217,288    $     17,965
                                    ------------    ------------    ------------    ------------


Expenses:
  Satellite and uplink services           71,336          37,500         262,908          37,500
  Master Control expenses                 87,711           8,100         197,711           8,100
  Technology expenses                     30,104          23,795          91,137          23,795
  Stock based compensation               728,750            --           811,250            --
  Administration                         205,721          19,656         479,879          26,602
  Bad debt expense                          --           277,000            --           277,000
  Depreciation and amortization           31,450             200          91,100             200
                                    ------------    ------------    ------------    ------------
Total expenses                         1,155,072         366,251       1,933,985         373,197
                                    ------------    ------------    ------------    ------------
Income (loss) from operations         (1,031,672)       (348,286)     (1,716,697)       (355,232)


Other (income) expense
  Interest income (expense)              (17,272)        (10,000)        (38,855)        (10,000)
  Gain on debt reductions
                                            --              --              --           424,665
                                    ------------    ------------    ------------    ------------

Net income (loss)                   $ (1,048,944)   $   (358,286)   $ (1,755,552)   $     59,433
                                    ------------    ------------    ------------    ------------


Basic earnings (loss) per share     $      (0.05)   $      (0.42)   $      (.016)   $       0.12

Weighted average number of
basic shares outstanding              20,372,969         844,911      11,176,612         489,225


Diluted earnings (loss) per share   $      (0.05)   $      (0.42)   $      (0.15)   $       0.12
Weighted average number of
  diluted shares outstanding          20,985,369         844,911      11,789,012         489,225







                        See notes tofinancial statements.
                          See accountants review report



                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)



                                                                   Additional     Retained
                                     Common Stock                    Paid-In      Earnings
                                       Shares          Amount        Capital      (Deficit)        Total
                                     -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2000          6,207,236    $    62,072    $ 4,879,134   $(5,361,824)   $  (420,618)

Net loss for year ended
  September 30, 2001                        --             --             --         (82,774)   $   (82,774)
                                     -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2001          6,207,236         62,072      4,879,134    (5,444,598)   $  (503,392)

Contributed capital                         --             --           85,428          --           85,428

Stock issued for asset                16,000,000        160,000        389,000          --          549,000
Acquisition

Stock issued to Hispanic
  Television Network                     100,000          1,000          9,000          --           10,000

Stock issued for prior
  year agreements
                                           24,431           244           --             --             244

Net income for year
  September 30, 2002                        --             --             --         131,723        131,723
                                     -----------    -----------    -----------   -----------    -----------


Balance September 30, 2002            22,331,667        223,316      5,362,562    (5,312,875)       273,003

Adjust outstanding shares to
  reflect reverse stock              (21,215,031)      (212,150)       212,150          --             --
split
Adjustment to reflect
the restated par value                      --          (11,054)        11,054          --             --
Issuance of shares for services        7,275,000            727        810,523          --          811,250
Stock issued for majority interest
in Urban Television of Texas          13,248,000          1,325      1,323,475          --        1,324,800

Stock issued for conversion of
Bridge Loans                              90,000              9         44,991          --           45,000

Net loss for nine months ended
  June 30, 2003                             --             --             --      (1,755,552)    (1,755,552)
                                     -----------    -----------    -----------   -----------    -----------
Balance June 30, 2003                 21,729,636    $     2,173    $ 7,764,755   $(7,068,427)   $   698,501
                                     -----------    -----------    -----------   -----------    -----------




                       See notes to financial statements.
                          See accountants review report







                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                           Three months ended June 30,   Nine months ended June  30,
                                                                2003           2002           2003           2002
                                                           -----------    -----------    -----------    -----------
Operating Activities
Net income (loss)                                          $(1,048,944)   $  (358,286)   $(1,755,552)    $   59,433

(1,755,552) 59,433
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization
                                                                31,450            200         91,100            200
    Allowance for doubtful accounts
                                                                  --          277,000           --          277,000
    Issuance of common stock for services                      728,750           --          811,250           --
Changes in operating assets and liabilities:
  Accounts receivable                                           (7,775)       (15,000)       (13,300)       (15,000)
  Prepaid expenses                                                --             --          (18,043)          --
  Accounts payable                                             (14,143)         2,150        167,747        (70,278)
  Accrued interest payable                                      16,372         10,000         38,855       (208,261)
  Accrued payroll payable                                       56,250           --          181,250           --
  Accrued payroll tax payable                                    4,781           --           14,344         (2,355)
  Bridge loan payable                                          132,200           --          351,200           --
  Advances from shareholders                                   (52,043)       109,691        203,229        109,691
  Notes payable                                                   --             --             --         (210,348)
                                                           -----------    -----------    -----------    -----------
 Net cash provided by operating activities                    (153,012)        25,755         72,080        (59,918)
                                                           -----------    -----------    -----------    -----------

Investing Activities
 Capital expenditures                                            9,088         (5,755)       (18,011)        (5,755)
                                                           -----------    -----------    -----------    -----------
Net cash (used in) investing activities                          9,088         (5,755)       (18,011)        (5,755)
                                                           -----------    -----------    -----------    -----------
Financing Activities
Contributed capital                                               --             --             --           85,673
Cancellation of shares                                            --             --             --             --
                                                           -----------    -----------    -----------    -----------
Net cash provided by financing activities                         --             --             --           85,673
                                                           -----------    -----------    -----------    -----------

Increase (decrease) in cash                                   (144,014)        20,000         54,069         20,000
Cash at beginning of period                                    198,083           --             --             --
                                                           -----------    -----------    -----------    -----------
Cash at end of period                                      $    54,069    $    20,000    $    54,069    $    20,000
                                                           -----------    -----------    -----------    -----------


Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                               $       900    $      --      $      --      $      --
    Income taxes                                           $      --      $      --      $      --      $      --
  Non-cash transactions:
    Gain on debtreductions                                 $      --      $      --      $      --      $   424,665
    Cancellation of Shares                                 $      --      $      --      $      --      $     2,700

                       See notes to financial statements.
                          See accountants review report

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002, which was filed December 31, 2002. In the opinion of the Company, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for fair presentation of the Company's consolidated financial position as of June 30, 2003 and the results of operations and cash flows for the three-months ended June 30, 2003 and 2002. The results for the three-months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the nine months ended June 30, 2003.


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

     Principles of Consolidation

     The consolidated financial statements include the account of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent are included in the consolidated results and are offset by a related minority expense and liability recorded for the minority interest ownership. The Company owns 100% of Waste Conversion Systems of Virginia, Inc. which had no assets or liabilities at September 30, 2002 and June 30, 2003 and no revenues or expenses for the year ended September 30, 2002 and the nine months ended June 30, 2003. The Company owns 100% of Urban Television Network Corporation, a Texas corporation (See note 5).

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

     Income (Loss) Per Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share.

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                  June 30, 2003
                                   (UNAUDITED)



2.   Significant Accounting Policies (Continued)


     Comprehensive Income

     Comprehensive income (loss) and net income (loss) are the same for the Company.


     Cash

     For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the fiscal year ended September 30, 2002 and the nine months ended June 30, 2003.

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

                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                  June 30, 2003
                                   (UNAUDITED)




3.   Network Assets - Amortization - Continued


     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $102,484 and the amortization for the period ended September 30, 2002 was $46,584 and for the nine months ended June 30, 2003 was $83,850.


     Future amortization of the Network assets at June 30, 2003 will be $428,564 and on an annual basis be as follows:

               Year ended September 30, 2003              $ 27,952
               Year ended September 30, 2004              $111,804
               Year ended September 30, 2005              $111,804
               Year ended September 30, 2006              $111,804
               Year ended September 30, 2007              $ 65,200


4.   Property, Plant and Equipment

     The Company acquired equipment totaling $18,011. This was recorded at cost and depreciation on a straight-line basis over five (5) years. Depreciation for fiscal year and accumulated at September 30, 2002 was $783.00. Depreciation for the nine months ended June 30, 2003 was $7,250 and the accumulated at June 30, 2003 was $10,383.


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
                                                               ---------



                      URBAN TELEVISION NETWORK CORPORATION
                                And Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                  June 30, 2003
                                   (UNAUDITED)


5.   Acquisition - Continued

     The following unaudited pro forma information consolidates the balance sheets of the Company and UTNC at the acquisition date of February 7, 3003.
     Deferred income tax of $182,685 was recorded to give effect to $537,311 of excess book over tax basis for the assets acquired by the Company.

                                                                                   Consolidated
                                                                    Consolidation     Balance
                                       The Company       UTNC           Entries        Sheet
                                       -----------    -----------    -----------    -----------
     Assets

Current assets                         $    44,873    $       889           --      $    45,762
Equipment, net                              10,260         28,452           --           38,712
Network assets, net                        472,966        472,966
Investment in subsidiary                      --          592,886    $  (592,886)          --
Receivable from affiliate                     --          258,458       (258,458)          --
Goodwill and other assets                     --              360        943,722        944,082
                                       -----------    -----------    -----------    -----------
Total Assets                           $   528,099    $   881,045    $   272,992    $ 1,501,522
                                       -----------    -----------    -----------    -----------

Liabilities and Stockholders' Equity

Accounts payable and other accruals    $   284,741    $    21,682    $   306,423
Advances from shareholders                 373,701        233,774    $  (258,458)       349,017
Deferred income tax                           --             --          182,685        182,685
Minority interest                             --             --           61,826         61,826
Common stock                                   142          1,477         (1,477)         1,466
                                              --             --            1,324           --
Additional paid-in capital               5,668,236      1,396,307     (1,396,307)     6,991,712
                                              --             --        1,323,476           --
Accumulated deficit                     (5,798,721)      (772,195)       772,195     (5,798,721)
Treasury stock                                --             --         (592,886)      (592,886)
                                       -----------    -----------    -----------    -----------
Total Liabilities and
 Stockholders' Equity                  $  (528,099)   $   881,045    $   272,992    $ 1,501,522
                                       -----------    -----------    -----------    -----------


     The Company's consolidated results of operations have incorporated UTNC's activity from the effective date of the acquisition. The following unaudited pro forma information combines the consolidated results of operations of the Company with those of UTNC as if the acquisition had occurred on October 1, 2001.


                           Nine months ended     Nine months ended       Year ended
                              June 30 2003         June 30, 2002     September 30, 2002

   Revenues                   $   217,288            $  54,010            $ 143,742
   Net income (loss)          $(1,762,882)           $(103,136)           $(185,427)
   Income (loss) per share    $     (0.16)           $   (0.21)           $   (.013)



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

     Gain on Debt Reductions

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

7.   Related Party Transactions

     In May 2002, the Company issued 16,000,000 shares to Urban Television Network Corporation for asset purchase of network assets. (See Note 3, Network Assets)

     The Company leases office space from one its shareholders and director for $2,000 per month. The total rental expense for year ended September 30, 2002 was $12,000 and for the nine months ended June 30, 2003 was $12,000.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

               Notes to Consolidated Financial Statements, Continued
                                  June 30, 2002
                                   (UNAUDITED)




8.   Notes Payable

     Notes payable consist of:
                                                     June 30,     September 30,
                                                      2003            2002
                                                 -------------   -------------
     Notes payable to stockholders at 10%
      interest payable on September 30, 2004     $     367,474   $     188,929
                                                 -------------   -------------



9.   Convertible Bridge Loan

     Convertible bridge loan consist of:
                                                     June 30,     September 30,
                                                      2003            2002
                                                 -------------   -------------
     Convertible bridge loan payable to
      individuals at 6% interest payable
      on February 14, 2004                       $     306,200   $        --
                                                 -------------   -------------

     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion


10.  Income Tax

     The Company has, for income tax purposes, approximately $4,950,000 in net operating loss carryforwards at September 30, 2002, available to offset future years' taxable income and expiring in varying amounts through the year 2015. A deferred tax asset of approximately $2,032,000 has been offset by a 100% valuation allowance. The annual utilization of the loss carryforward will be limited under Internal Revenue Code Section 382 provisions due to the recent stock issuances. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has a deferred income tax liability of $167,811 resulting from the acquisition described in note 5.


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

     In December 2002, the Company issued 300,000 shares of its common stock for consulting and legal services, which the Company valued at $82,500.

     On February 7, 2003, the Company entered into an Exchange Agreement with the majority shareholders of Urban Television Network Corporation, a Texas corporation (UTNC). The Company acquired 90% of the issued and outstanding capital stock of UTNC in return for 13,248,000 shares of the Company's common stock, which the Company valued at $1,324,800. (See Note 5 - Acquisitions)

     In May 2003, the Company issued 5,075,000 shares of its common stock for consulting Services, which the Company valued at $253,750.

     In June 2003, the Company issued 1,900,000 of its common stock for employee Compensation, consulting services and legal services, which the Company valued at $475.000.

     In June 2003, the Company issued 90,000 shares of its common stock to Bridge Loan Lenders who elected to convert $45,00 of bridge loans to common stock at the rate of 2 shares for each dollar of bridge loan converted.

                      URBAN TELEVISION NETWORK CORPORATION
                                and Subsidiaries

              Notes to Consolidated Financial Statements, Continued
                                  June 30, 2002
                                   (UNAUDITED)


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

     No preferred shares had been issued as of June 30, 2003.

13.  Commitments

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the nine months ended June 30, 2003, the amount expensed was $126,301.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $523,247 and be due as follows:

                  Year ended September 30, 2003            $ 54,129
                  Year ended September 30, 2004            $216,516
                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086


     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the nine months ended June 30, 2003 the amount expensed was $56,000.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $232,000 and be due as follows:

                  Year ended September 30, 2003            $24,000
                  Year ended September 30, 2004            $96,000
                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000


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

OPERATIONS. The Company had revenues of $17,965 for the three and nine months ended June 30, 2002. For the three and nine months ended June 30, 2003 the Company had revenues of $123,400 and $217,288, respectively. The years 2002 and 2003 revenues are related to the UATV Television Network being acquired by the Company in May of 2002. The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months and nine months ended June 30, 2002 the company had operating cost of $366,251 and $373,197, respectively. The majority of these costs are attributable to the company's acquisiton of the television network assets in the quarter ended June 30, 2002. The major components of cost of operations for the three months ended June 30, 2002 were $37,500 for satellite space and uplinking, $23,795 for technology expense, $19,656 for administrative expenses and $277,000 recognition of an impairment loss on assets. For the three months and nine months ended June 30, 2003, the Company had operating costs of $1,155,072 and $1,933,985, respectively. Major components of cost of operations the three and nine months ended June 30, 2003 include $71,336 and $262,908 for satellite and uplink expenses, $87,711 and $197,711 for production and master control expenses, $30,104 and $91,137 for technology expenses, $205,721 and $479,879 for administration expenses which includes the Company's independent auditors, legal fees and business consulting services and $728,750 and $811,250 for stock based compensation.

     The Company had operating losses for the three and nine months ended June 30, 2003 of $1,048,944 and $1,755,552, respectively. These losses relate to the continued growth of the UATV Television Network acquired by the Company in May of 2002. The Company had no operations during the first six months of the current fiscal year. During the three months ended June 30, 2002, the Company had a net loss of $358,286 which was attributable to the growth stage of the UATV Television Network acquired in May of 2002. For the nine months ended June 30, 2002 the Company had $427,365 of income derived from $424,665 in gains resulting from the reduction of liabilities and $2,700 of income derived from the cancellation of shares previously issued for consulting services that were never performed. These two income items when added to the loss from operations gave the Company a net income of $59,433 for the nine months ended June 30, 2002.

EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.05 for the three months ended June 30, 2003 compared to a basic and diluted net loss of $0.42 for the three months ended June 30, 2002. For the nine months ended June 30, 2003, the Company had a net basic and diluted loss of $0.16 and $0.15, respectively, per share compared to net basic and diluted income of $0.12 per share for the nine months ended June 30, 2002. The 2002 weighted average of outstanding common shares has been adjusted for the 1:20 reverse stock split in November of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Waste Conversion Systems, Inc., now known as Urban Television Network Corporation, ceased operations in August 1996 and had no operations until May of 2002 when the Company acquired the UATV Television Network.

     During the nine months ended June 30, 2002, the Company settled lawsuits, judgments and liabilities totaling $428,609 for $21,000 and 224,420 shares of its common stock.

     As of June 30, 2003, the Company's assets were $1,432,450 which exceeded outstanding liabilities by $105,615.

     Financing activities for the nine months ended June 30, 2003 include a combination of issuance of common stock in lieu of cash payments, issuance of private debt, loans from management and significant shareholders, and cash generated from operations. These funds were used to fund the operations of the Company.

    Financing activities for the nine months ended June 30, 2003 include:

     1) Issuance of common stock in lieu of cash payments totaling $811,250 for legal and professional services, employee compensation and consulting services.

     2) Loans of $133,700 from management and significant shareholders that bear interest at the rate of ten percent (10%) per annum and mature on September 30, 2004.

     3) The Company entered into a $1,500,000 convertible bridge loan agreement with interest at the rate of six percent (6%) per annum with a consortium of private investors. At June 30, 2003, a total of $351,200 had been advanced on this loan agreement. The terms of this financing allows the investors to advance the $1,500,000 over a twelve month period with $250,000 being advance on 60 day intervals. The investors have the option to convert their loans before the maturity date of February 14, 2004 into common stock of the Company at the rate of two shares of common stock for every dollar invested. As of June 30, 2003, bridge loan holders of $45,000 had elected to convert their bridge loan to 90,000 shares of common stock.

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


Other Events

     On May 12, 2003, Jacob R. Miles III was appointed as Executive Vice President of Network Operations for the Company's UATV Network that provides programming to independent broadcast television stations across the country. Mr. Miles is also currently President of Grapevine Entertainment Services and Production, Inc., which position he has held since 2002. Prior to 2002, Mr. Miles served as President and CEO of Urban Cool Network, Inc., an Internet Portal targeted at the Urban Community from 1997 to 2002. Mr. Miles also serves as President of the Dallas-Fort Worth chapter of the National Association of Minorities in Cable.

     On June 17,2003 Justin A. Nemec was appointed to fill a vacancy on the Company's Board of Directors. Mr. Nemec has served as President of Preferred Real Services, Inc. since 2000. Previously, Mr. Nemec served as an officer of the Bright Banc Savings Association in Dallas, Texas from 1997 to 2000.


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


Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this Quarterly Report for the quarter ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon the evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodical SEC filings.

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

     3.   Compliance with applicable governmental laws, rules and regulations,

     4. The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

     5.   Accountability for adherence to the Code.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is a party to various legal actions and claims arising in the ordinary course of its business. In the Company's opinion, the Company has adequate legal defenses for each of the actions and claims, and believes that their ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

     During the second quarter of 2003, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

     On May 12, 2003, we issued 300,000 shares to the law firm of Loper & Seymour for services valued at $15,000.

     On May 12, 2003, we issued Clear Fork Communications, L.L.C. 400,000 shares for master control services in uplinking the Company's signal to the satellite. The services were valued at $20,000.

     On May 12, 2003, we issued Patrick Halden 400,000 shares for business consulting services provided by Rick Halden, his father, pursuant to his instruction. The business consulting services were related to the termination of the Hispanic Television Network $1,500,000 promissory note and Satellite Transponder Service Agreement. The services were valued at $$20,000.

     On May 12, 2003, we issued Timothy Halden 600,000 shares for business consulting services relating to the termination of the Hispanic Television Network $1,500,000 promissory note and Satellite Transponder Service Agreement. The services were valued at $30,000.

     On May 12, 2003, we issued Travis Yingling 800,000 shares for business consulting services relating to the termination of the Hispanic Television Network $1,500,000 promissory note and Satellite Transponder Service Agreement. The services were valued at $40,000.

     On May 12, 2003, we issued Clear Fork Investments, L.L.C. 1,500,000 shares for business consulting services relating to the termination of the Hispanic Television Network $1,500,000 promissory note and Satellite Transponder Service Agreement. The services were valued at $75,000. Clear Fork Investments, LLC is a company owned and controlled by Randy Moseley, the registrant's President and member of the board of directors.

     On May 12, 2003, we issued Bob Bryant 500,000 shares for business consulting services valued at $25,000.

     On May 12, 2003, we issued Jacob Miles 50,000 shares for business consulting services valued at $2,500.

     On May 12, 2003, we issued Dale Smith and Tony Brown 25,000 shares each for programming services valued at $2,500.

     On May 12, 2003, we issued Bryan Covey 50,000 shares for television engineering services valued at $2,500.

     On May 12, 2003, we issued Brett Abram 300,000 shares for business consulting services valued at $15,000.

     On May 12, 2003, we issued Ray Gebauer 100,000 shares for business consulting services valued at $ 5,000.

     We believe shares issued above were issued in a private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

     On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company. The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of six (6%) percent per annum. During the quarter ended June 30, 2003, a total of $132,200 was advanced on the agreement. The lenders may convert their loans, including accrued interest, to our common stock at the rate of two (2) shares for each dollar loaned, at any time prior to maturity on February 14, 2004.

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

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or Otherwise, during the third quarter of the fiscal year covered by this report.

Item 5. Other Information

     On May 12, 2003, Jacob R. Miles III was appointed as Executive Vice President of Network Operations for the Company's UATV Network that provides programming to independent broadcast television stations across the country. Mr. Miles is also currently President of Grapevine Entertainment Services and Production, Inc., which position he has held since 2002. Prior to 2002, Mr. Miles served as President and CEO of Urban Cool Network, Inc., an Internet Portal targeted at the Urban Community from 1997 to 2002. Mr. Miles also serves as President of the Dallas-Fort Worth chapter of the National Association of Minorities in Cable.

     On June 17,2003 Justin A. Nemec was appointed to fill a vacancy on the Company's Board of Directors. Mr. Nemec has served as President of Preferred Real Services, Inc. since 2000. Previously, Mr. Nemec served as an officer of the Bright Banc Savings Association in Dallas, Texas from 1997 to 2000.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.   Description and Method of Filing
----------    --------------------------------


31.10          Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

31.20          Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

32.10          Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.20          Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     "No reports were filed during the quarter covered by this report."



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003


Urban Television Network Corporation


By: /s/ Randy Moseley                               By: /s/ Stanley Woods
   ------------------                                  ------------------
   Randy Moseley                                       Stanley Woods
   Title: President                                    Title: Secretary