Form 10KSB
period 2003-09-30
URBAN TELEVISION NETWORK CORP
filed 2004-01-14
CIK 806171

==========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-KSB


                                   (Mark One)
      / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                        Commission file number 000-23105

                               ------------------

                      Urban Television Network Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Nevada                                          22-2800078
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)


     18505 Highway 377 South,                                      76035
           Cresson, Texas
(Address of Principal Executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (817) 512-3033
                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

                               ------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $ 242,998

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of December 20, 2003 was approximately $26,570,000. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 20, 2003, there were approximately 42,319,636 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes / / No / X /

================================================================================

                      URBAN TELEVISION NETWORK CORPORATION
                                 TABLE CONTENTS




                                                                            Page

                                            PART I

Item 1.     Business..........................................................4
Item 2.     Properties.......................................................19
Item 3.     Legal Proceedings................................................20
Item 4.     Submission of Matters to a Vote of Security Holders..............20

                                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................20
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................21
Item 7.     Financial Statements and Supplementary Data......................25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................25

                                            PART III

Item 9.     Directors and Executive Officers of the Registrant...............26
Item 10.    Executive Compensation...........................................29
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.......................................................31
Item 12.    Certain Relationships and Related Transactions...................31
Item 13.    Exhibits, Lists and Reports on Form 8-K..........................33

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. The words "expect", "estimate", "anticipate", "predict", "believe", and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of of places in this document and include statements regarding the intent, belief, or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results could differ materially from those projected in the forward-looking statements. This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This section should be read in conjunction with the audited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Item 1. Business

Overview

Urban Television Network Corporation ("Urban Television", "The Company") operates a U.S. based, broadcast television network (as opposed to cable networks discussed in the competition section) focused primarily on serving the African-American population and other ethnic populations in the urban markets. The Company has branded the broadcast television network, for marketing purposes, as Urban TV. The Company operates and has an option to acquire one broadcast television station, KOUT-LP Channel 19 in the Oklahoma City, Oklahoma market.

Urban Television provides free over-the-air programming to television viewing audiences in the communities served through our local affiliate television stations. The programming is delivered 24 hours a day, seven days a week. Currently, we have approximately 72 affiliates located in over 55 markets and with a household coverage of approximately 22 million households. Our affiliates are comprised of broadcast stations with approximately 40% of them being on cable in their local markets.

The affiliates have the right to air all or a portion of the daily program schedule provided by the Company. Generally, we request that an affiliate broadcast a minimum of 12 hours of our programming within a 24 hour period. Approximately 33% of our affiliates broadcast 12 hours or more per day of our Urban Television programming, with the remaining affiliates airing at least 6 hours or less. Generally the network advertising rates are calculated only for that portion of time that the affiliate broadcasts our programming.

We have the broadcast rights to a variety of sports and entertainment programming. Urban Television broadcasts a variety of other shows, including, sports, movies, news, entertainment, variety, and family programming. We obtain our programming from a variety of sources.

We are targeting the African-American market because we believe that it contains numerous marketing opportunities and is currently under-served. According to Census Bureau statistics, the African American population totals approximately 34 million, and is located largely in urban areas. As a whole this population group has a GNP equal to the 11th richest nation in the world. The income of this group has increased by 170% over the last 17 years and exceeds the growth rate of 112% for other ethnic groups over that same period. According to the Selig Center for Economic Growth at the University of Georgia, African-American buying power - the personal income available after taxes for spending on goods and services - stands at over $645 billion and will increase to over $850 billion in 2007.

The vision of the Company focuses on operating a dynamic, quality broadcast television and cable network oriented towards the urban market, which is predominately African- American and multi-ethnic. In turn, a successful broadcast television and cable network will have the ability to serve as the engine of growth for an exciting media company that capitalizes on its position of owning/operating broadcast media properties, possessing excellent talent relations and controlling its capabilities to finance, produce, and distribute entertainment-driven products. The Company's goal is to be a ground-breaking media company that is publicly traded, has a majority of African-American/Minority ownership and control, and presents a positive image of African- American and urban America's varied multi-ethnic culture.

Additionally, the Company has a goal of qualifying as a "Minority Business Enterprise" under the standards established by the National Minority Supplier Development Council. The Company believes that as a certified minority business it may achieve significant advantages when it comes to major advertisers allocating their advertising budgets. Among other requirements, the definition requires that at least 51% of the Company's ownership be held by shareholders who are minority persons.

Urban Television Network

We operate and have the option to purchase one television station that is currently broadcasting Urban Television programming. We have a goal of operating stations through local marketing agreements, or LMA's, pursuant to which we would control all programming, be entitled to all revenues and be liable for all expenses pending acquisition of the stations. We broadcast our programming to a combination of full- power and low-power stations, the latter of which are generally located close to or are directed at urban areas.

In October 2003, the Company assumed the operations and executed an option to purchase KOUT-LP Channel 19 in Oklahoma City, Oklahoma that is rated as the 46th DMA (Designated Market Area) in the country. This station serves the Oklahoma City, Norman and Enid markets. Combined, these markets have a total population of 1.2 million, of which 125,000 are African-American or 99% of the African-American population in this DMA.

Programming

The Company's mission is "to chronicle the beauty, depth and breadth of African-American and other ethnic groups' cultures and histories from yesterday to today and into the future." There are approximately 36 million African-American citizens living in the United States, or 12.8% of the total population. They have an estimated spending power of $600+ billion.

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

Urban Television does not air programming for adult-only audiences. As a new network, Urban Television will initially rely totally on outside sources of programming for the Network. As cash flow allows, the network will look to develop programming for the network. The Company does not currently have sufficient capital to allow it to develop more than a fraction of its programming for the network, and it will have to rely on outside sources of programming for the foreseeable future.

The Company will seek to develop a library of interest for its African-American markets that includes documentaries, biographies, comedies, kids programming, music, dramas, film shorts, animation, international lifestyle and news. The Company's goal is to target the "trendsetter" marketing demographic (young, urban, African-American teens) that companies such as Nike, Coke, Pepsi, Proctor and Gamble, General Electric, Dell, Microsoft, Apple, General Motors, Ford, Chrysler, Nissan, Exxon-Mobil, Texaco, Prudential Securities, Merrill Lynch, American Airlines, Delta Airlines, and music companies pursue as the major focal point for network, during pivotal prime-time viewing hours. The plan is to "adapt and improve on" key original and other ethnic programming that other networks successfully offer, (e.g., A&E's Biography, a multi- ethnic Soul Train, the Discovery Channel's documentaries, MTV's and Vh-1's music based programming around stars, groups, genres of music, "behind the scenes" looks, etc.) and various other shows that will resonate with the network's audience. The network will only have a small amount of original programming from its inception but plans to increase its original programming going forward to set it apart from other minority focused networks. The network's programming can be seen at www.uatvn.com by clicking the "Programming" link.

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

A typical 24 hour schedule during the week of network programming is as follows:

                        UrbanTV Network Program Schedule
                   December 15, 2003 through December 21, 2003
-------------------------|--------------------------------------------------------------|--------------|--------------|----------
   EST    |Mon 12/15/2003|Tues 12/16/2003|Wed 12/17/2003|Thurs 12/18/2003|Fri 12/19/2003|Sat 12/20/2003|Sun 12/21/2003|   EST
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 6:00 A.M.|  Tru News    |    Tru News   |   Tru News   |    Tru News    |   Tru News   |     Jon      |Steel Dreams  | 6:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  Newswatch   |    Newswatch  |   Newswatch  |    Newswatch   |   Newswatch  |     Black    | Outdoorsman  |
 6:30 A.M.|              |               |              |                |              |  Perspective |              | 6:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  American    |    American   |   American   |    American    |  n-Contrast  | The Best of  |    Urban     |
          |   Review     |     Review    |    Review    |     Review     |   Review     | Tony Brown's |  Outdoorsman |
 7:00 A.M.|              |               |              |                |              |    Journal   |              | 7:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |   Black      |     Black     |    Black     |     Black      |Clio Exchange | Cartoon Zone |     Jon      |
 7:30 A.M.|Perspective   |  Perspective  | Perspective  |  Perspective   |              |              |              | 7:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|-----------
          |   Reality    |     Reality   |    Reality   |     Reality    |    Make it   |  Tama And    | The Best of  |
          |    Talks     |      Talks    |     Talks    |      Talks     |     Happen   |   Friends    | Tony Brown's |
 8:00 A.M.|              |               |              |                |              |              |    Journal   | 8:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |    First     |     First     |    First     |     First      |     First    |   Zebb Zoo   |   Gospel     |
 8:30 A.M.|   Business   |   Business    |  Business    |   Business     |   Business   |              |   Grooves    | 8:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |              |               |              |                |              | Through Our  |    Black     |
 9:00 A.M.|              |               |              |                |              |    Eyes      |    Forum     | 9.00 A.M.
----------|              |               |              |                |              |--------------|--------------|----------
          | UrbanTV Movie| UrbanTV Movie | UrbanTV Movie|  UrbanTV Movie |UrbanTV Movie |    Animal    |    Black     |
 9:30 A.M.| Get Christi  |  Pancho Villa |   His Girl   | At War With the|   The Swap   |    Rescue    | Perspective  | 9:30 A.M.
----------|     Love     |     (1971)    |    Friday    |      Army      |    (1969)    |--------------|--------------|----------
         .|    (1974)    |               |    (1940)    |     (1950)     |              |   Missing    |   The Clio   |
10:00 A.M.|              |               |              |                |              |              |   Exchange   |10:00 A.M.
----------|              |               |              |                |              |--------------|--------------|----------
          |              |               |              |                |              | Totally Pets |     Holy     |
10:30 A.M.|              |               |              |                |              |              |    Hip Hops  |10:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          | The Best of  | The Best of   | The Best of  |  The Best of   | The Best of  |   Nu Joint   | Bible Answers|
          | Tony Brown's | Tony Brown's  | Tony Brown's |  Tony Brown's  | Tony Brown's |    Top Ten   |              |
11:00 A.M.|    Journal   |    Journal    |    Journal   |    Journal     |    Journal   |   Countdown  |              |11:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|              |--------------|----------
11:30 A.M.|   Da Blues   |   Da Blues    |   Da Blues   |    Da Blues    |   Da Blues   |              | Time For Hope|11:30 A.M.
----------|------------- |---------------|--------------|----------------|--------------|--------------|--------------|----------
          |    Beverly   |    Beverly    |    Beverly   |     Beverly    |              |   Raceline   |   Crosstalk  |
12:00 P.M.|  Hillbillies |  Hillbillies  |  Hillbillies |   Hillbillies  |Neo Soul Cafe |              |              |12:00 P.M.
----------|--------------|---------------|--------------|----------------|              |--------------|--------------|----------
12:30 P.M.|  Lucy Show   |  Lucy Show    |  Lucy Show   |    Lucy Show   |              | Racer's Edge |Awakening Hour|12:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |              |               |              |                |              |World Football|              |
 1:00 P.M.| UrbanTV Movie| UrbanTV Movie | UrbanTV Movie|  UrbanTV Movie |UrbanTV Movie |     Show     |UrbanTV Movie | 1:00 P.M.
----------|  The Jungle  |Africa Screams |    Algiers   | Scared to Death| The Fat Spy  |--------------| Pancho Villa |----------
          |     Book     |    (1949)     |    (1938)    |     (1947)     |    (1965)    | Major Black  |    (1971)    |
          |    (1942)    |               |              |                |              |College Sports|              |
 1:30 P.M.|              |               |              |                |              |    Weekly    |              | 1:30 P.M.
----------|              |               |              |                |              |--------------|              |----------
          |              |               |              |                |              |              |              |
 2:00 P.M.|              |               |              |                |              | Pioneer Bowl |              | 2:00 P.M.
----------|              |               |              |                |              | Georgia Dome |              |----------
 2:30 P.M.|              |               |              |                |              |  Atlanta, GA |              | 2:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|     Live     |--------------|---------
 3:00 P.M.| Crimestrike  |  Crimestrike  |  Crimestrike |  Crimestrike   |  Crimestrike |              |              | 3:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |              |----------
          |   Missing    |  Totally Pets |Animal Rescue |    American    |  Zebby Zoo   |              |UrbanTV Movie |
 3:30 P.M.|              |               |              |   Adventurer   |              |              |Flying Dueces | 3:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |    (1939)    |----------
 4:00 P.M.| Cartoon Zone | Cartoon Zone  | Cartoon Zone | Cartoon Zone   | Cartoon Zone |              |              | 4:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |              |----------
          | Reality Talks| Reality Talks |  Through Our | Reality Talks  | Reality Talks|              |              |
 4:30 P.M.|              |               |     Eyes     |                |              |              |              | 4:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |--------------|----------
 5:00 P.M.|   Nu Joint   |   Nu Joint    |   Nu Joint   |    Nu Joint    |  Nu Joint    |              | UrbanTV Movie| 5:00 P.M.
----------|              |               |              |                |              |              |   The Swap   |----------
 5:30 P.M.|              |               |              |                |              |              |    (1969)    | 5:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|              |----------





----------|--------------|---------------|--------------|----------------|--------------|--------------|              |----------
          | The Best of  | The Best of   | The Best of  |  The Best of   | The Best of  |Wild and Wacky|              |
          | Tony Brown's | Tony Brown's  | Tony Brown's |  Tony Brown's  | Tony Brown's |  Christmas   |              |
 6:00 P.M.|    Journal   |    Journal    |    Journal   |     Journal    |    Journal   |              |              | 6:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |              |----------
          |   American   |   American    |   American   |    American    |   American   |              |              |
 6:30 P.M.|    Review    |    Review     |    Review    |     Review     |    Review    |              |              | 6:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 7:00 P.M.|   American   |   American    |   American   |    American    |   American   |  Christmas   |   The Clio   |
          | News Network | News Network  | News Network |  News Network  | News Network |  with the    |   Exchange   | 7:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|    Stars     |--------------|----------
          |  America's   |   America's   |  America's   |   America's    |  America's   |              |   Make It    |
 7:30 P.M.| Black Forum  |  Black Forum  | Black Forum  |  Black Forum   | Black Forum  |              |    Happen    | 7:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          | Neo Soul Cafe|   Master of   |   Beverly    | Gospel Groovez | Holy Hip Hop |   Santa's    |   Missing    |
          |              |   Illusion    |  Hillbillies |      with      |              |  Favorite    |              |
 8:00 P.M.|              |   Christmas   |              |  Charles West  |              | Home Videos  |              | 8:00 P.M.
----------|              |    Show IX    |--------------|----------------|--------------|and Pranks Two|--------------|----------
          |              |               | Steel Dreams |   Lucy Show    |ComixSpotlight|              |  n-Contrast  |
 8:30 P.M.|              |               |              |                |              |              |              | 8:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |   Make It    |    Ballroom   |  Thunderbox  |                |              |              |    Merry     |
          |    Happen    |     Boxing    |              |                |              |              |Christmas Las |
          |              |               |              |                |              |              | Vegas hosted |
 9:00 P.M.|              |               |              |                |              |              | by Tony Sacca| 9:00 P.M.
----------|--------------|               |              | UrbanTV Movie  |  Videobob's  |  Christmas   |              |----------
 9:30 P.M.|   Missing    |               |              |    Algiers     | Stupid Movie |    Special   |              | 9:30 P.M.
----------|--------------|---------------|--------------|     (1938)     |  Beast From  | The Story of |--------------|----------
          |  The Clio    |               |              |                | Haunted Cave |   the First  |  Master of   |
10:00 P.M.|  Exchange    |    NWA Total  | NWA Southwest|                |              |     Noel     | Illusion VII |10:00 P.M.
----------|--------------| Nonstop Action|              |                |              |              |              |----------
10:30 P.M.|  n-Contrast  |               |              |                |              |              |              |10:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  America's   |   Flava TV    |   Flava TV   |   Flava TV     |  Major Black |   Flava TV   |  Entertain   |
          | Black Forum  |               |              |                |College Sports|              |  Las Vegas   |
11:00 P.M.|              |               |              |                |    Weekly    |              |              |11:00 P.M.
----------|--------------|               |              |                |--------------|              |--------------|----------
          |              |               |              |                |   Poorman's  |              |Smooth Grooves|
11:30 P.M.| Crimestrike  |               |              |                | Bikini Beach |              |              |11:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  MBC Network |  MBC Network  |  MBC Network |  MBC Network   |  MBC Network | Thunderbox   |  Nu Joint    |
12:00 A.M.|     News     |     News      |     News     |     News       |     News     |              |   Top 10     |12:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|              |  Countdown   |----------
12:30 A.M.|   Da Blues   |   Da Blues    |   Da Blues   |   Da Blues     |   Da Blues   |              |              |12:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 1:00 A.M.|              |               |              |                |              |  NWA Total   |  Underground | 1:00 A.M.
----------|   Rhythms    |    Rhythms    |   Rhythms    |   Rhythms      |    Rhythms   |Nonstop Action|     Video    |----------
 1:30 A.M.|              |               |              |                |              |              |              | 1:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 2:00 A.M.|              |               |              |                |              |   American   |              | 2:00 A.M.
----------| UrbanTV Movie| UrbanTV Movie | UrbanTV Movie| UrbanTV Movie  | UrbanTV Movie| International| UrbanTV Movie|----------
 2:30 A.M.|  Get Christi |  Pancho Villa |   His Girl   |  At War with   |   The Swap   |   Wrestling  |   The Swap   | 2:30 A.M.
----------|     Love     |     (1971)    |    Friday    |   the Army     |    (1969)    |--------------|    (1969)    |----------
          |    (1974)    |               |    (1940)    |    (1950)      |              |  Poorman's   |              |
 3:00 A.M.|              |               |              |                |              | Bikini Beach |              | 3:00 A.M.
----------|              |               |              |                |              |--------------|              |----------
 3:30 A.M.|              |               |              |                |              |ComiXSpotlight|              | 3:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 4:00 A.M.|              |               |              |                |              |              |              | 4:00 A.M.
----------| UrbanTV Movie| UrbanTV Movie | UrbanTV Movie| UrbanTV Movie  | UrbanTV Movie|  Videobob's  | UrbanTV Movie|----------
 4:30 A.M.|  The Jungle  | Africa Screams|    Algiers   |   Scared To    |  The Fat Spy | Stupid Movie | Flying Dueces| 4:30 A.M.
----------|    Book      |    (1949)     |    (1938)    |     Death      |    (1965)    |  Beast From  |    (1939)    |----------
 5:00 A.M.|   (1942)     |               |              |    (1947)      |              | Haunted Cave |              | 5:00 A.M.
----------|              |               |              |                |              |              |              |----------
 5:30 A.M.|              |               |              |                |              |              |              | 5:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------

     Programming Costs

Urban Television obtains virtually all of the existing programming from outside sources in exchange for allowing the provider to fill a portion of the advertising slots. For example, a thirty-minute program routinely contains six to seven minutes of advertisements or spots that are available to Urban Television. Urban Television generally allows the provider to fill up to 50% of these slots in exchange for use of the programming.

     Programming Distribution

There are a number of mediums for distribution of the Urban Television network programming to viewing audiences. Generally, the three largest are traditional broadcast television stations, cable television systems and direct satellite broadcasters such as DirectTV and Dish Network. Presently, the Urban Television network has approximately 72 broadcast television station affiliates (which can be seen at www.uatvn.com and clicking the "Affiliates" link) of which a number are also on cable in their local markets.

The Company's goal is to negotiate with the operators of cable television systems and satellite broadcasters for these operators to carry the network for nominal or no charges, especially with the network having a minority focused programming grid. The Company believes that many of these operators may be willing to offer attractive terms because of their desire to carry additional programming addressed to the African- American and other minority viewers. Because none of these arrangements have yet been negotiated, there can be no assurance that these goals will come to fruition.

     The Broadcast Facilities and Satellite Signal.

In November 2002, the Company entered into agreements with Loral Skynet for 6 MHZ of bandwidth on the Telstar 5 for satellite space and with Verestar, Inc. to uplink the Urban Television Network signal to the satellite. The cost to the Company for both agreements is a total of $26,043 per month for three years.

     Licensing Rights.

Our basic form of licensing rights agreement with program suppliers contains terms pursuant to which the Company obtains broadcasting rights to certain identified programming and in exchange, we allow the licensor advertising time during the broadcast of such programs. Generally speaking, in a thirty (30) minute program with seven (7) minutes of commercial time, the time is allocated as follows:

     o    two and one-half (2.5) minutes to the licensor;

     o    two (2) minutes to our affiliate station; and

     o    two and one-half (2.5) minutes to Urban Television Network.

The licensor can then sell this advertising time to outside parties, thereby earning income on the licensing of their program. Our licensing agreements are generally for a term of 26 to 52 weeks and are cancelable by either party upon thirty (30) days written notice. We also have the right to refuse any program, without prior notice, if the content, subject matter, or production quality does not meet our standards.

     Affiliates

Currently, we have approximately 72 affiliates located in over 55 markets and with a household coverage of approximately 22 million households. Our affiliates are comprised of broadcast stations with approximately 40% of them being on cable in their local markets.

Generally, we request that an affiliate broadcast a minimum of 12 hours of our programming within a 24 hour period. Approximately 33% of our affiliates broadcast 12 hours or more per day of our Urban Television programming, with the remaining affiliates airing at least 6 hours or less. Generally the network advertising rates are calculated only for that portion of time that the affiliate broadcasts our programming.

We grant the Urban Television affiliates a limited license pursuant to an affiliate license agreement. This limited license permits our affiliates to receive Urban Television programming via satellite transmissions and to exhibit and rebroadcast our programming. Affiliates may rebroadcast any portion of the programming received up to a maximum of two times within 24 hours of receipt. They must broadcast the programming received in its entirety at least one time between the hours of 7:00 a.m. and 1:00 a.m. Additionally, we request affiliates' to submit weekly broadcast logs in order to monitor compliance with these requirements. Our affiliates agree that they will not preempt, cover or in any way disrupt national advertisements contained in any program or portion thereof that they broadcast with the exception of two (2) two-minute spots per hour for local commercial insertions, as well as two (2) ten-second station breaks per hour. Either the network or our affiliate may cancel the agreement at any time with thirty (30) days written notice.

In exchange for providing the affiliate with programming and commercial time, we retain the remainder of the advertising time, which we sell to advertising firms and independent advertisers, or use it to barter with third-parties to acquire additional programs.

     Marketing

The Company plans to use (although it has none hired at this time) marketing professionals, known as account executives, to target advertisers and advertising agencies that are interested in the Urban market demographics. They will consist of network and national spot account executives and local spot account executives for markets where the Company by agreement has control of the stations operations. Account executives targeting network advertisers will serve a dual role as national spot sellers. These sales personnel will have the flexibility of offering a network wide sales package or a market specific sales package. Generally, the majority of network and national spot advertising sales is generated from the same advertising agencies. This efficiency will allow us to generate greater profits while controlling our own sales efforts. Account executives responsible for local spot sales will be located in each of the operated station markets. They will target advertising agencies, businesses and service providers in their individual markets.

These marketing efforts will be enhanced through the use of research developed by an in-house research department (which is yet to be established) utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price our commercial inventory. The research department will further help our sales efforts by identifying and targeting advertisers in this utilized market.

As the Company grows, its goal is to have national and network sales offices in the major markets such as Los Angeles, New York, Miami, Chicago, Dallas, Atlanta and Houston.

     Competition

The network television broadcasting business is highly competitive and, as a result of the wide range of programming available in both the broadcast and cable formats; the network will compete with a large number of competitors in the television, cable and direct television markets. The network will compete for available airtime, channel capacity, advertiser revenues, revenue from license fees, number of viewing households, and programming material. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of program- ming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict. The Company believes that its strongest competitive advantages are: (1) the quality of and vision of its African-American oriented programming; (2) its competitive advertising rates;
(3) the African-American nature of the network's broadcasts and programming; (4) cross promotional and advertising opportunities with other media; (5) its technology plan that will give its affiliates tools that they have never had to manage their stations; and (6) its intention to become a publicly traded majority owned Minority Business Enterprise, which will enable it to access diversity spending by major advertisers and access large capital at cost-
effective rates to grow its core business and synergistic entertainment opportunities in film, television, music, the internet and intellectual property.

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

The Company plans to bundle (share) programming with other minority networks (that have significant cable distribution) thus giving the Company substantial cable coverage to add to its broadcast households. In return the other minority networks will be able to count the network's distribution coverage in their total coverage. The Company sees this as a coming trend to increase the total coverage numbers to give it and others the critical mass (total household coverage) needed to sell national advertising quicker than each could achieve on its own. The Company is currently sharing programming with Major Broadcasting Corporation, which is considered as one of the Company's primary competitors as discussed below.

Some of the competition in our market niche are:

     Black Entertainment Television (BET): BET, formed and headed by Bob Johnson, and now owned by Viacom, has been in business for 20 years and currently reaches approximately 55+ million homes. BET's annual revenues have hover at around $160 million. BETs programming basically consists of no-cost music videos, low-cost standup comic shows, infomercials and some talk shows. Programming has always been a sore spot for BET with its relationships with the Multiple Systems Operators (MSOs) and the African-American Community. The sore spot comes from the fact that the African-American Community does not believe that BET's programming depicts the true culture and lifestyle of this ethnic group. Bob Johnson's, and now Viacom's, retort has been over the years, "We are a business first and a black network second." This is clear to many and provides Urban TV with a great opportunity to provide a different programming philosophy that will depict the culture and lifestyle of the African- American Community, allowing it to take pride in and support the Urban TV programming. BET will try to obtain more channel space on cable networks to thwart the competition, including the Company's Urban Television network. BET.com, a great website and venture with major media entities as partners, has been launched.

     Major Broadcasting Corporation: MBC launched in 1999 as a cable network but has not acquired the distribution it expected. Our estimate is that MBC has cable subscriber service of less than ten million. Headed by celebrities:
Evander Holyfield, Marlon Jackson, Cecil Fielder, attorney Willie Gary and businessman, Alvin James, MBC has chosen to go after the African-American, Christian family audience. The "esprit de corps" and corporate culture are two of MBC's assets.

Overall, Urban Television expects for BET and possibly MBC to be its strongest competitors. It is anticipated that BET will try a competitive move by launching additional BET channels for Family, Movies and Jazz. BET, as part of Viacom, has significant financial resources and has one of cable's most important entrepreneurs ever, John Malone, as a significant minority investor. MBC is not an immediate threat, but poses a threat if each successive MSO that carries MBC will not then carry Urban Television. In addition, there are and always have been other entities, trying to launch similar-themed networks.

Urban Television's response to the competition includes (1) developing a network grid format with family oriented programs that the minority community will endorse and support (2) producing, owning and programming quality shows to make the Urban Television network more appealing to the broadcast television stations, the direct to home broadcast systems, the MSOs and the African-American television consumer; (3) developing a technology component (one developed around an Internet application) that will set it and its affiliate partners apart from all others in the television industry; and (4) become a certified Minority Business Enterprise which will allow it to qualify for diversity dollars set aside by the major corporations.

For Urban Television to continue to grow, particular emphasis has to be placed on (1) securing affiliations from broadcast television stations, cable MSOs and direct to home systems in the major African American demographic markets, (2) implementation of an effective sales force and (3) securing innovative programming to attract advertisers, sponsors and viewers and (4) becoming a certified Minority Business Enterprise which will allow it to qualify for diversity dollars set aside by the major corporations.

     Competitive Strategy

Urban  Television's  goal  is to  become  the  best  managed,  highest  quality, multimedia company that focuses on the African-American and other minority ethnic markets. Led, initially, by its broadcast television station network and later as it adds cable and direct-to-home systems, Urban Television plans to build a network that will make it one of the predominate television programming networks focusing on the depth, breadth, history and beauty of African-American people and their culture. Urban Television will pursue a strategy of differentiation within the broadcast television, cable and direct to home industry.

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

          7.   Establish  a strong  sales  presence  in New York,  Los  Angeles,
               Dallas-Fort Worth, Chicago, San Antonio, Detroit, Orlando, Houston, Philadelphia, Memphis, Washington D.C., Nashville, New Orleans, Atlanta to obtain the maximum penetration of the African-American market that will translate into higher advertising rates;

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


Our affiliate stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming anddistant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

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

In addition, actions by the FCC, Congress and the courts all presage significant future involvement in the provision of video services by telephone companies. The Telecommunications Act of 1996 lifts the prohibition on the provision of cable television services by telephone companies in their own telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the effect on our television stations of any future relaxation or elimination of the existing limitations on the ownership of cable systems by telephone companies. The elimination or further relaxation of the restriction, however, could increase competition that our affiliate stations face from other distributors of video programming.

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

     Our Management Team Reflects our Target Audience. From President and CEO, Lonnie Wright to Executive Vice President of Network Operations, Jacob R. Miles III, and Executive Vice President of Development and Production, Conrad H. Bullard, our team is expected to be comprised of many African-Americans. We believe that the best way to understand the needs and wants of our target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of an African American television network.

In the course of its business our network uses various trademarks including its logo in its advertising and promotions. We believe the strength of our trademarks are important to our business and intend to continue to protect and promote our marks as appropriate. Currently, we have applied for trademark protection on Urban Television and certain other brand identification. There can be no assurance that we will receive each of these trademarks. Other than these pending trademarks, we do not hold or depend upon any material patent, government license, franchise or concession.

Federal Communications Commission Regulation

     FCC Licenses

In general, the television broadcast industry in the U.S. is highly regulated by Federal Laws and regulations issued and administered by various Federal agencies, including the FCC. The FCC regulates television broadcast stations pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. The FCC grants television station license for specific periods of time and upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally the FCC renews broadcast licenses upon finding that (i) the television station has served the public interest, convenience and necessity, (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations, and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term shorter than the maximum other permitted, or hold an evidentiary hearing. In addition to the above powers, the Communications Act empowers the FCC, among other things:

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

We recently executed a lease agreement with KOUT Channel 19, which is a low power UHF television station in Oklahoma City, Oklahoma. The lease term is for 60 months starting on October 1, 2003. The monthly lease payment due by the Company is $3,000 through month three, $4,500 for months 4 through 6, $6,000 for months 7 through 24 and will vary between $6,500 and $7,800 for months 25 through 60 depending on whether the station is upgraded to a higher power station. The Company also has an option to purchase the station during the five year lease period for $3,250,000. The Company will file an application to get FCC approval of the license transfer at the time that the Company elects to exercise its option on KOUT Channel 19.

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by non- U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act further provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned or record or voted by non-U.S. citizens if the FCC finds the public interest will be served by the refusal of such.

On June 2003, the FCC concluded the 2002 biennial review of its broadcast ownership Regulations required by the 1996 Telecom Act by amending its rules governing ownership Of television and radio stations and by replacing its newspaper/broadcast cross- ownership ban the radio/television cross-ownership restrictions with a new set of cross- media ownership limits. The new rules would (i) permit an entity to have an attributable ownership interest in an unlimited number of television stations nationally so long as the audience reach of such stations does not exceed, in the aggregate and after the application of the UHF Discount, 45% of the U.S. television households; (ii) permit common ownership of up to three television stations in DMAs with 18 or more television stations, and two television stations in DMAs with between five and 17 television stations, provided, in both cases, that a single entity cannot have an attributable interest in two television stations ranked among the top four (in terms of audience share) in any DMA (the "Local Restriction"); (iii) permit
(A) in markets with nine or more television stations, common ownership of daily news- papers and up to the maximum number of television and radio stations permitted by the Local Restriction and the local radio ownership rule, and in
(B) in markets with between four and eight television stations, common ownership of a daily newspaper and up to 50% of the television and radio stations permitted by the Local Restriction and the local radio ownership rule, or a daily newspaper and up to the maximum number of radio stations permitted by the local radio ownership rule.

Several parties have appealed the FCC's biennial review decision and/or petitioned the FCC to reconsider the new rules. In addition, several legislative measures have been introduced in Congress to repeal or prevent the implementation of some or all of the new rules. On September 3, 2003 the United States Court of Appeals for the Third Circuit issued an Order staying the effectiveness of the new rules. It is not possible to predict the timing or outcome of the appeals, petitions or Congressional action or their effect on the Company.

Common ownership of multiple television stations in a market could adversely affect the Company's future affiliate possibilities, if the larger networks control most of the television stations in given markets.

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

     Programming and Operation

The FCC continues to enforce strictly its regulations concerning "indecent" programming, political advertising, environmental concerns, technical operating matters and antenna tower maintenance. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee believes to be of greater local or national importance.

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

Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We are currently exploring the possibilities with cable providers to obtain carriage for our low-power affiliate broadcast stations, which will give the Company a higher percentage of potential viewing audience and allow the Company to increase its advertising rates for advertising spots sold to advertisers. We can offer no assurances, however, that we will obtain such cable carriage.

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

     Digital Television Services

In February 1998, The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting. The FCC has established service rules and adopted a table of allotments for digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period.

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

Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations in their conversion to digital television transmission. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

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

Therefore, under certain circumstances, a SHVIA system may choose to decline to carry a given network or broadcast station. We are currently exploring the possibilities with SHVIA providers to obtain carriage for the Urban Television Network, which would give the Company another source of viewers in addition to the current broadcast station affiliates. This increase in potential viewers would give the Company the potential to increase its advertising rates for advertising spots. We can offer no assurances, however, that we will obtain such SHVIA system carriage.

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

The Company takes these rules into considerations when preparing its program schedule, to give its affiliates the ability to similarly comply with the rules when broadcasting Urban Television programming over their local television station.

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

     Low-Power Television

Low-power television stations are regarded by the FCC as having secondary status to full-power television stations and are subject to being displaced by changes in full-power stations resulting from digital television allotments. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" low-power television station. Class A low-power television stations are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations. Station KLHO-LP Channel 18 in Oklahoma City, Oklahoma was granted a Class A License

In addition, the U.S. Congress and the FCC have under consideration, and in the future may consider and adopt new laws, regulation and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our affiliate broadcast stations. Any such changes could result in the loss of audience share and advertising revenues for broadcast stations, and affect our ability to acquire broadcast stations or finance such acquisitions. Also potential FCC changes could possibly eliminate certain broadcast stations, which would reduce the total affiliate base and household coverage of Urban Television. In addition to the issues noted above, such changes may include:

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

     Restrictions on Broadcast Advertising

Advertising of cigarette and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and certain members of Congress are currently contemplating legislation to place restrictions on the advertisement of such alcoholic beverage products. FCC rules also restrict the amount and type of advertising which can appear in programming broadcast primarily for an audience of children twelve years old and younger.

The Communications Act and FCC rules also place restrictions on the broadcasting of advertisements by legally qualified candidates for elective office. Among other things,

     o stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office,

     o stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office, and

     o during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement, and daypart.

The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, the Telecommunications Act, other Congressional acts, FCC rules and the public notices and rulings of the FCC.

Facilities

We currently lease our principal offices of approximately 2,000 square feet located at 18505 Highway 377 South, Cresson, Texas 76035. The space is leased from M3X Development, Inc. Marc Pace, a stockholder and director of the Company, is a director and principal of M3X Development, Inc. The term of the lease is three years at the rate of $2,000 per month. The lease term ends March 31, 2005 with the total lease expense for the term of the lease being $72,000.00. We use this space for our general office and administrative purposes, as well as for programming services. We broadcast our programming to our operated and affiliate stations from Verestar, Inc. in Cedar Hill, Texas. The Company contracts its master control functions to Clear Fork Communications, owned by shareholders of the Company. We believe that this space is adequate for our current needs. See Related Party Transactions for details on ownership by Company directors and shareholders.

Employees

As of September 30, 2003, we had no full time employees. The Company has contractual Relationships with its Executive Vice President and Chief Financial Officer and the Company's corporate secretary. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

Item 2. Properties

A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.

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


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders, through the solicitation of proxies or otherwise.


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

A range of high and low quotations for the Company's Common Stock for fiscal years 2002 and 2003 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.


                                        2003                      2002
                                  Low          High         Low          High
                                  ---          ----         ---          ----

     First Quarter              $0.500        $6.000      $0.010        $0.090
     Second Quarter             $0.500        $6.000      $0.010        $0.510
     Third Quarter              $0.500        $1.900      $0.010        $0.510
     Fourth Quarter             $0.630        $1.950      $0.010        $0.550


The Company common stock commenced trading on the NASD's OTC Bulletin Board in August of 2002.

At September 30, 2003 there were 576 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future. We currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Recent Sales of Unregistered Securities

During the period July 1 through September 30, 2003, we sold the following securities in exempt transactions not requiring registration:

On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of six (6%) percent per annum. During the period ended September 30, 2003, a total of $1,105,650 was advanced on the agreement. The lenders may convert their loans, including accrued interest, to our common stock at the rate of two (2) shares for each dollar loaned, at any time prior to maturity on February 14, 2004. During the period ended September 30, 2003, the Company issued 1,957,300 shares of its common stock to Bridge Loan Lenders who elected to convert $978,650 of bridge loans to common stock at the rate of 2 shares for each dollar of bridge loan converted.

We believe these securities were issued in private transactions pursuant to Sections 3(a) (9) and, or 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These convertible securities are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 18505 Highway 377 South, Cresson, Texas 76035.

In January 2002, the Company underwent a change of control with the directors of the Company appointing the directors and officers of Urban Television Network Corporation, a Texas corporation, (Urban-Texas) as the new directors and officers of the Company, and at the same time resigning their board positions.

On May 1, 2002, the Company entered into an agreement with Urban-Texas to acquire the rights to the Urban-Texas affiliate network signal space which included the assignment of the Urban-Texas broadcast television station affiliates for 16,000,0000 shares of common stock, which became 800,000 shares after the 1 for 20 reverse split in November 2002.

On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas to acquire approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas.

Urban-Texas is considered the accounting acquirer, and the accompanying financial statements include the operations of Urban-Texas from the earliest period presented. The transaction with the Company is presented as a recapitalization of Urban-Texas.

The Company is engaged in the business of supplying programming to independent Broadcast television stations and cable systems. Formerly the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

The Company acquired a television network affiliate base from Hispanic Television Network, Inc. (HTVN). This television network provides television programming serving ethnic minority programming interests of the African-American population across the United States. The network presently includes approximately 72 broadcast television station affiliates in various parts of the country.

We are targeting the African American market primarily because we believe that it presents vast marketing opportunities and that it is currently under-served by our competition. With few competitors in this rapidly growing market, we feel that there are unlimited opportunities to provide a quality broadcasting service to the African- American population that is experiencing an explosive growth rate.

Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our stations, total advertising dollars dedicated to the markets served by our stations, advertising dollars dedicated to the African-American consumers in the markets served by our stations, our stations' audience ratings, our ability to provide interesting programming, local market competition from other television stations and other media, and government regulations and policies, such as the multiple ownership rules, the ability of Class A stations to be considered must carry for cable systems and the deadlines for television stations converting to digital signals.

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

Revenues

Our primary source of revenue is the sale of advertising and programming time on our network and local stations. Our revenues are affected primarily by the advertising rates that we are able to charge for national advertising commercials on the Urban TV network and that the television stations we manage on a local basis are able to charge as well as the overall demand for African-American television advertising time. Advertising rates in general are determined primarily by:

     o    the markets covered by broadcast television affiliates,

     o the number of competing African-American television stations in the same market as our affiliate stations,

     o the television audience share in the demographic groups targeted by advertisers, and

     o    the supply and demand for African-American advertising time.

Seasonal fluctuations are also common to the broadcast industry and are due primarily to fluctuations in advertising expenditures by national and local advertisers. The first calendar quarter typically produces the lowest broadcast revenues for the year because of the normal post-holiday decreases in advertising.

Currently most of our network advertising has been sold to direct response and per inquiry advertisers. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

     We market our advertising time on the Urban Television network to:

     o Advertising agencies and independent advertisers. We market commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time. To measure the size of a viewing audience, networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. We do not currently have the resources to subscribe to the Nielsen service and this hinders our ability to attract the larger advertising clients. Currently, a number of Urban Television's affiliate stations are located in the smaller market areas of the country, which is also not as desirable to the larger advertising clients. Our goal is to enter into affiliate agreements with television stations located in the top demographic market areas (ideally stations that are already on a cable system), which would give us the ability to justify the cost of Nielsen ratings that would in turn justify charging higher rates for our advertising time.

     o Affiliate Stations. In exchange for providing programming and advertising time to our affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. However, we believe that with a network such as ours that currently is composed primarily of small independent low power stations that cannot afford a significant affiliation fee, we will have the ability to generate larger revenues over time by taking half of the affiliates advertising time, aggregating a number of the affiliate stations and accumulating a large household coverage base. This household coverage base of over the air broadcast television stations (which a portion will be on local cable in their local markets) can then be used to market the retained commercial time to outside advertisers. Advertising time is generally a component of the programming contract with affiliate stations. As a result, our advertising spots are inserted into the programs that go to the affiliates and we do have to separately market the advertising time to our affiliate stations.

     o    Program   Owners:   In  exchange  for   licensing   rights  to  select
          programming, the program owner retains half of the available advertising time in each program and we as the network get the other half of the available advertising time in each program. The program owner is then able to sell the advertising time he retains to outside parties. We obtain programming by contracting with program owners at the annual National Association of Television Program Executives convention and by contracting with program owners who during the year are looking for distributions sources. In the future, to acquire certain exclusive, original or first-run usage and licenses for programming, we may be required to incur upfront programming expenses.

     Expenses

Our most significant expenses are satellite and uplink transmission costs, master control costs, technology expenses, employee compensation, advertising and promotional expenses, and production and programming expenses. In cases, where we may in the future incur upfront programming expenses to procure exclusive programming usages and licenses, upfront payments will, in most cases, be amortized over the applicable contract term. Until cash flow permits, we do not expect to acquire exclusive programming usages and licenses that require up front costs. We will maintain tight controls over our operating expenses by contracting master control and centralizing network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

As a result of attracting key officers and personnel to Urban Television, we may offer stock grants or options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

Our monthly operating expense level may vary from month to month due primarily to the timing of significant advertising and promotion expenses. We will incur significant advertising and promotion expenses associated with the growth of Urban Television and with the establishment of our presence in new markets associated with any new station lease or acquisition agreements. Increased advertising revenue associated with these advertising and promotional expenses will typically lag behind the incurrence of these expenses.

     Advertising and Program Time Sales

The majority of all revenues generated come from the sale of national advertising spots and program time slots and from advertising spots and program time slots on managed local television stations.

Network Advertising. All operated stations as well as affiliates have a percentage of available commercial time dedicated for "network" sales. The commercials sold on the network are broadcast simultaneously and aired in the affiliate markets that are at that time airing the network's programming.

National Spot Advertising. National advertisers have the opportunity to buy "spot" advertising in specific markets. For example, an advertising agency in New York would could use spot advertising to purchase commercials in Dallas or Oklahoma City.

Currently the Company generates its Network and National spot advertising sales. The Company's plan is to have the yet to be established sales personnel located in all major markets that have a large concentration of advertising agencies targeting the African-American market. The sales of our local spot advertising would them be generated by these local sales staff personnel placed at each of our television stations.

Local Spot Advertising. Advertising agencies and businesses located in specific markets will buy commercial air-time in their respective market. This commercial time will be sold in the market by a local sales force or as a specific buy from a national client. Local spot advertising also includes event marketing. In conjunction with a spot buy, the station incorporates events that may be held on the premise of a business or advertiser for the purpose of driving traffic to that place of business.

Program Time Sales. Also known as long-form programs are sold on the network and on locally managed stations to companies wanting to purchase the television time and air their own programs.

Results of Operations

Urban Television Network Corporation - Historical Results of Operations Year ended September 30, 2003 compared to the year ended September 30, 2002.

Revenues. Revenues are primarily derived from sales of advertising and programming time. Revenues for fiscal 2003 were $242,998 compared to $142,811 for fiscal 2001, an increase of $100,187. The increase in revenues is primarily attributable to the growth of the network's affiliate base and the resulting increase in household coverage, which led to the Company bringing in more advertising and program revenues.

Cost of Operations. Costs of operations were $858,102 for the 2003 fiscal year and $434,463 for the 2002 fiscal year. The increase in 2003 is primarily due to the Company having a complete year (8 months versus 12 months) of network operating costs resulting in increased costs for satellite, uplink, master control services and technology expenses.

General and Administrative. General and administrative expenses for the fiscal year ended September 30, 2003 were $1,348,992 compared to $215,215 for the 2002 fiscal year. The 2003 general and administrative expenses increased by $1,133,777 and is primarily due to a $733,750 expenses for stock grants relating to consulting services and executive compensation, increases of $126,586 in cost of operating television stations under the Company's control, $23,938 in Internet costs, $40,066 in legal expenses, $17,500 in accounting fees, $10,525 in transfer agent fees, $22,794 in supplies, expense, $10,735 in affiliate supplies, $27,927 in contract labor costs, and $8,436 in rent expense.

Interest expense for the fiscal year 2003 was $27,664 compared to $40,571 for fiscal year 2002. The 2003 and 2002 interest expense is a result of accrued interest on note payable to shareholders.

Operating Results. We had a net operating loss of $2,039,109 for fiscal year ended September 30, 2003 compared to a net operating loss of $581,106 for the fiscal year ended September 30, 2002. The increased loss for 2003 was primarily attributed to the Company having a complete year (8 months versus 12 months) of network operating costs resulting in increased costs for satellite, uplink, master control services and technology expenses and general and administrative expenses increasing resulting from the growth in operations.

Earnings Per Share of Common Stock. The net loss per common share is based upon the weighted average of outstanding common stock. In 2003, the net loss per share of common stock was $0.15. For fiscal 2002, net loss per share of common stock was $0.90.

Liquidity and Capital Resources

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $8,064,813 from the inception of the Company through September 30, 2003.

Current liabilities at September 30, 2003 were $468,943, which exceeds current assets of $239,649 by $229,294.

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

We had net losses $2,039,109 in 2003 and $581,106 in 2002. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2004. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Impact of inflation

Management does not believe that general inflation has had or will have a material effect on operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Although there were no changes during fiscal 2002, the Company received formal notice on October 6, 2003, from Jack Burke, Jr. C.P.A. that he had resigned as the Company's certifying independent accountant, effective September 22, 2003. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the past two fiscal years and interim periods, including the interim period up through the date the relationship ended.

On November 21, 2003 we retained Comiskey & Company as our new independent auditor.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company as of September 30, 2003 are as follows:

        Name                      Age          Position
        ----                      ---          --------

Lonnie G. Wright..............    51   Chairman of the Board
                                       President and Chief Executive Officer
Randy Moseley.................    56   Executive Vice President, Chief Financial
                                       Officer, Director
Conrad H.  Bullard............    68   Executive Vice President, Director
Anthony K. Campbell...........    38   Executive Vice President, Director
Carl Olivieri.................    41   Executive Vice President, Director
Jacob R. Miles III............    50   Executive Vice President, Director
Marc Pace.....................    48   Director
Stanley Woods ................    51   Director, Secretary


The term of office for each director is one (1) year, or until his/her successor is Elected at the Company's annual meeting and is qualified. The term of office for Each officer of the Company is at the pleasure of the board of directors, except for Randy Moseley and Stan Woods - See Item 10 - Executive Compensation.

Lonnie G. Wright, age 51, President, Chief Executive Officer and Chairman of the Board. Mr. Wright has over 25 years of hotel and gaming experience in Las Vegas resorts and is currently President of Hospitality International and Wright Entertainment based in Las Vegas, Nevada. Mr. Wright is also an Associate Vice President at the Community College of Southern Nevada where he has worked in various capacities for the past 15 years. For the four years previous to being appointed as an Associate Vice President, Mr. Wright served as the Chairperson of the Resorts and Gaming Department. Most recently, Mr. Wright worked with the management of the largest hotel in the world, Las Vegas MGM Hotel and Casino, where he developed a pilot program entitled "Race and Culturenomics". Mr. Wright holds a Masters Degree in Post-Secondary Education and a B.S. in Hotel Management both from the University of Nevada - Las Vegas and is a PH.D. Candidate in Hotel Administration.

Randy Moseley, age 56, Executive Vice President, Chief Financial Officer, Director. Mr. Moseley was co-founder of the Company in October 2001 and was the President and Chief Executive Officer and Chief Financial Officer until the Company's officers was reorganized In October of 2003 when Wright Entertainment, LLC purchased 51% of the Company's common stock. Prior to the founding of Urban Television Network Corporation in October 2001, Mr. Moseley was Executive Vice President and Chief Financial Officer of Tensor Information Systems, Inc., a custom software development company based in Fort Worth, Texas from November 1999. Prior to joining Tensor, Moseley served as Executive Vice President and Chief Financial Officer for American Independent Network, Inc. ("AIN"), a network for independent broadcast television stations and cable operators. AIN merged with Hispanic Television Network, Inc. in November 1999 and its name changed to Hispanic Television Network, Inc. Previously, Moseley held positions with Jerry Lancaster & Associates Inc. and Ernst & Young. Moseley received a bachelor's degree in business administration from Southern Methodist University and is a certified public accountant. Moseley has affiliations with the Texas Society of CPAs and the American Institute of CPAs.

Conrad H. Bullard, age 68, Executive Vice President of Development and Production, Director. Mr. Bullard has served as Managing Director and CEO of Creative Imagery Enterprises, L.L.C. for the past ten years with the responsibility of consulting, researching, developing, budgeting, writing and producing and directing feature films, television shows, broadcast television commercials, documentaries and live musical concerts. Mr. Bullard also serves as Chief Consultant for the Hydeia L. Broadbent Foundation Incorporated. A native of Los Angeles, he is producer, director and writer who has a long and distinguished record of achievements comprised of thirty years diverse experience in the production of feature films, broadcast television, artist bookings, artist management, promotion, recording industry, corporate training films/videos, legitimate theatre, and the promotion of live musical concerts. Mr. Bullard is a member of the University of California Los Angeles (UCLA) alumni Association, the American Federation of Television Radio Artists (A.F.T.R.A.), Entertainment Direct Television, Incorporated (ED.TV.INC.), the Writer's Guild of America (W.G.A.), the Screen Actor's Guild (S.A.G.), and the A.F.A.M. Scottish-Rite Masonry. Mr. Bullard is a honorably discharged Korean and Viet Nam War Veteran, having served in the United States Navy.

Jacob R. Miles III, age 50, Executive Vice President of Network Operations, Director. Mr. Miles is also currently President of Grapevine Entertainment Services and Production, Inc., which position he has held since 2002. Prior to 2002, Mr. Miles served as President and CEO of Urban Cool Network, Inc., an Internet Portal targeted at the Urban Community from 1997 to 2002. Mr. Miles also serves as President of the Dallas-Fort Worth chapter of the National Association of Minorities in Cable.

Carl Olivieri, age 41, Executive Vice President of Marketing and Corporate Operations, Director. Mr. Olivieri has been President since May 2002 of Soul to Sole Ventures, Inc. in Los Angeles, CA. Sole to Soul provides retail clients with services relating to customer service shopping, loss prevention, store safety, operating expense control, and in-store marketing evaluations. Mr. Olivieri served as field operations manager for U.S. Retail from January 2000 to May 2002. He managed 165 stores nationwide and was responsible for directing the operations and HR/Training for the managers to insure that the policies and training programs were linked to both strategic and sales goals. Mr. Olivieri served as regional manager for U.S. Retail from January 1997 to January 2000 and was responsible for the sales performance, personnel and operations for 30 stores in a seven state area. Mr. Olivieri is also the Chief Executive Officer of Black Buddha Music, which is preparing to release its first artist in February 2004. He is also an independent film producer and his latest project is the just-released, 60-minute documentary on Tupac Shakur titled, "2Pac 4Ever".

Anthony K. Campbell, age 38, Executive Vice President of Programming, Director. Mr. Campbell has been Executive Producer for Beatnik Entertainment in Los Angeles, CA. for the past five years. Beatnik Entertainment operates a recording studio, publishing, and a video/commercial production. Mr. Campbell also has his own record label, titled "Black Buddha Music".

Stanley Woods, age 51, Corporate Secretary and Director. He has served as President of Cresson Investments, Inc., a corporate planning and consulting firm, since October of 2001. Mr. Woods taught at the junior college and high school levels from 1997 to 2001. He received a Bachelor's Degree in Business Administration from Tarleton State University in 1978.

Marc Pace, age 48, Corporate Director. He presently owns and operates M3X Real Estate Development and has been involved in the real estate development business for the past ten years plus being involved in several oil and gas development projects. He received a Bachelor's Degree in Business Management from Texas Tech University in 1976.

Compensation of Directors

The Company does not pay any cash compensation for attendance at directors meetings or participation in directors' functions.

Committees of the Board of Directors

     Audit Committee

During the year ending September 30, 2001, we did not have a formal Audit Committee of the Board of Directors. On September 30, 2002, our Board approved an Audit Committee Charter. During 2003, the Board of Directors appointed Marc Pace and Stanley Woods to serve on the on the audit committee. The audit committee will make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of such audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of our internal accounting controls.

     Compensation Committee

We did not have a formal Compensation Committee during 2002 or 2003. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (a) initial reports of beneficial ownership (From 3), (b) reports of changes in beneficial ownership of Common Stock of the Company (Form 4) and (c) annual reports of beneficial ownership (Form 5). Copies of those reports must also be furnished to us. Randy Moseley was delinquent in filing two Form 4 and one Form
5. Lonnie G. Wright, Marc Pace and Stanley Woods were delinquent in filing one Form 4 each. Lonnie G. Wright, Conrad H. Bullard, Anthony K. Campbell and Carl Olivieri were delinquent in filing their initial beneficial reports on Form 3.

Item 10.  Executive Compensation

Randy Moseley, President, Chief Executive Officer and Chief Financial Officer at September 30, 2003, and currently Executive Vice President and Chief Financial Officer, received stock (see table below) issued under the 2003 Non-Qualified Stock Grant and Option Plan discussed below. Randy Moseley, President, Chief Executive Officer and Chief Financial Officer and Stanley Woods, Secretary of the Company have employment agreements as set forth below in this Item 10. There is no health insurance, retirement, pension, profit sharing or similar program currently in effect.

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

The 1993 Stock Option Plan is administered by the Board of Directors. The Board of Directors has the authority to determine the person to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise, and the time, manner and form of payment upon exercise of an option. The Company has 76,000 shares of common stock reserved for issuance under the Plan.

2003 Non-Qualified Stock Grant and Option Plan. The Company is authorized to issue up to 2,000,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration. This Plan is intended to serve as an inventive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. The remaining 100,000 shares were issued in October 2003 as a stock grant for consulting services.

The 2003 Non-Qualified Stock Grant and Option Plan is administered by the Board of Directors. The Board of Directors has the authority to determine the person to whom Grants and options will be granted, the number of shares to be covered by each grant or option, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise, and the time, manner and form of payment upon exercise of an option.


The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in the years ended
September 30, 2003 and 2002, that exceeded $100,000, these persons being collectively referred to as "named executive officers."

                                                               Other Annual      All Other
Name and principal position    Year       Salary     Bonus     Compensation     Compensation
--------------------------     ----       ------     -----     ------------     ------------

Stan Abrams                    2002    $     00.00     --           --              --
    Chief Executive Officer
    (Sept. - Feb)

Randy Moseley                  2002    $150,000.00     --           --              --
    Chief Executive Officer    2003    $     00.00     --           --              --
    (Feb. - Sept)


Stan Woods
    Secretary                  2002    $      0.00     --           --              --
                               2003    $ 50,000.00     --           --              --

Annual compensation represents 600,000 shares of common stock issued to Mr. Moseley and 200,000 shares of common stock issued to Mr. Woods under the 2003 Non-Qualified Stock Grant and Option Plan.

Option Grants in Last Fiscal Year

We did not grant any options to our named executive officers during fiscal year 2003.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

During fiscal year 2002, no options were exercised.


Stock Grants in Last Fiscal Year

During the 2003 fiscal year the Company issued stock grants for common stock under the 2003 Non-Qualified Stock Grant and Option Plan for executive compensation. Randy Moseley, President, Chief Executive Officer and Chief Financial Officer was issued 600,000 common shares with 500,000 of the shares being vested on January 9, 2004 if he holds the corporate office of President or Chief Financial Officer on such date. The Company also issued Stan Woods, the corporate Secretary, 200,000 common shares with 100,000 of the shares being vested on January 9, 2004 if he holds the office of corporate secretary on such date.

During the 2003 fiscal year the Company issued stock grants for common stock under the 2003 Non-Qualified Stock Grant and Option Plan for legal and consulting services. The Company issued 400,000 shares for legal services and 700,000 shares for consulting services.

Employment Agreements with Executive Officers

Mr. Randy Moseley is employed pursuant to a five-year employment agreement that Commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

Subsequent to September 30, 2003, the employment agreement of Randy Moseley was amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008 rather than on September 30, 2007.

Mr. Stanley Woods is employed pursuant to a three-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $50,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. Mr. Woods was issued 200,000 shares of common stock in June 2003 in lieu of his annual salary for the period ended September 30, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 20, 2003, we had 42,319,636  shares of common stock  outstanding.
The following table sets forth information concerning beneficial ownership of shares of our common stock as of December 20, 2003:

     o each person (or group within the meaning of Section 13(d)(3) of the (Exchange Act) known to us to own more than 5% of our outstanding common stock;

     o    each director;

     o    each executive officer; and

     o    all directors and executive officers as a group.

Except as otherwise noted, the named beneficial holder has sole voting and investment power. The address for all officers and directors is 18505 Highway 377 South, Cresson, Texas, 76035.

                                                         Shares of Common Stock
                                                         Beneficially Owned (*)
                                                        ------------------------
                                                          Number         Percent
                                                        ----------       -------
Wright Entertainment, LLC (2)....................       22,000,000        52.7%
Lonnie Wright (1) (2) (3)........................       22,000,000        52.7%
Randy Moseley...(1)(2) (4).......................       24,070,000        56.9%
Marc Pace (1)....................................          980,000         2.3%
Stanley Woods (1)................................          405,803         1.0%
Jacob R. Miles, III (1)..........................          150,000          .4%
All officers and directors as a group
(8 persons)......................................       25,605,803        61.4%

     (1)  Directors and Officers
     (2)  5% Beneficial shareholder
     (3) Lonnie Wright is a director and President of the Company. He is also President of Wright Entertainment, LLC, a Nevada Limited Liability Corporation, the company that is the majority shareholder of Urban Television Network Corporation, a Nevada corporation.
     (4) Randy Moseley's shares includes 500,000 shares owned by his spouse, 500,000 shares that are eligible to become vested in January, 2004 and the 22,000,000 shares owned by Wright Entertainment LLC which he has the authority to vote, therefore he is deemed a beneficial owner of these shares.
  --------
(*) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.


Item 12. Certain Relationships and Related Transactions

In January 2002, the Company underwent a change of control with the directors of the Company appointing the directors and officers of Urban Television Network Corporation, a Texas corporation, (Urban-Texas) as the new directors and officers of the Company, and At the same time resigning their board positions.

On May 1, 2002, the Company entered into an agreement with Urban-Texas to acquire the rights to the Urban-Texas affiliate network signal space which included the assignment of the Urban-Texas broadcast television station affiliates for 16,000,0000 shares of common stock, which became 800,000 shares after the 1 for 20 reverse split in November 2002.

On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas to acquire approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas.

Urban-Texas is considered the accounting acquirer, and the accompanying financial statements include the operations of Urban-Texas from the earliest period presented. The transaction with the Company is presented as a recapitalization of Urban-Texas.

The consideration exchanged in Stock Exchange Agreement was negotiated between the Company and Urban-Texas in a transaction with management. The management of the Company and Urban- Texas, were the same individuals. The transaction does not represent an arms-length transaction.

The Company leases office space from one its shareholders and director for $2,000 per month. The office space consist of approximately 2,000 square feet located at 18505 Highway 377 South, Cresson, Texas 76035. The total rental expense for the years ended September 30, 2003 and 2002 was $24,000 and $14,000, respectively.

On May 7, 2002, the new majority company shareholder, Urban Television, a Texas corporation, authorized an amendment to the Articles of Incorporation changing the corporate name from Waste Conversion Systems, Inc. to Urban Television Network Corporation. This authorization was implemented by the written consent of the majority shareholders in lieu of a special meeting. The new corporate name became effective in June 2002 when the Amendment to the Company's Articles of Incorporation were filed with the Nevada Secretary of State. This filing took place after notice to the Company shareholders in accordance with the disclosure provisions of the Schedule 14C Information Statement.

Urban Television Network Corporation (Urban-Texas), a Texas corporation, was organized in October 2001 for the purpose of acquiring the original American Independent Network (AIN) television broadcast signal and television network affiliate base from Hispanic Television Network, Inc. AIN provided a general market, family-oriented programming to its network affiliates. Urban-Texas changed the AIN programming format when it acquired the broadcast signal and affiliate base from HTVN to focus the programming content on the ethnic minority programming interests of African-American viewers across the United States.

In year 2003, the Company began using the services of Clear Fork Communications, a company (in which Marc Pace, a director of Urban Television,owns a 15% interest), that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the period ended September 30, 2003, the total expense paid out for these services was $345,081.

The Company uses the services of a Cresson Technology, Inc., company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the period ended September 30, 2003, the total expense paid out for these services was $192,691.

During the periods ended September 30, 2003 and 2002, the Company executed interest bearing notes with shareholders for money to pay operating expenses on behalf of the Company. The Company borrowed $298,127 and $263,165 from the shareholders and made repayments of $164,177 and $66,400 during the periods ended September 30, 2003 and 2002, respectively. At September 30, 2003, $168,765 of the Notes plus accrued interest of $29,750 were converted to a non-interest payable to The shareholder. As discussed in Note 12, a shareholder agreed to reduce the Company Payable by $198,515 to apply towards the purchase of common stock.

During the period ended September 30, 2003, the Company executed an interest bearing note with a shareholder for money to pay operating expenses on behalf of the Company. During the periods ended September 30, 2003 the amounts loaned totaled $132,200.

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

10.3 Agreement between Hispanic Television Network, Inc. and Urban Television Network Corporation dated November 13, 2001

10.5 Satellite Space Agreement with Loral Skynet dated on, or about November 22, 2002

10.6 Employment Agreement by and between Randy Moseley and Urban Television Network Corporation, dated October 2, 2002.

10.7 Employment Agreement by and between Stanley Woods and Urban Television Network Corporation, dated October 2, 2002.

21*             Subsidiaries of the Registrant.

31.1*          Certification  by Chief  Executive  Officer,  pursuant to 18 USC
                Section  1350  as  adopted   pursuant  to  Section  302  of  the
                Sarbanes-Oxley Act of 2002.

31.2*           Certification  by Chief  Financial  Officer,  pursuant to 18 USC
                Section  1350  as  adopted   pursuant  to  Section  302  of  the
                Sarbanes-Oxley Act of 2002.

32.1*           Certification  by Chief  Executive  Officer,  pursuant to 18 USC
                Section  1850  as  adopted   pursuant  to  Section  906  of  the
                Sarbanes-Oxley Act of 2002.

32.2*           Certification  by Chief  Financial  Officer,  pursuant to 18 USC
                Section  1850  as  adopted   pursuant  to  Section  906  of  the
                Sarbanes-Oxley Act of 2002.


-----------------
*Filed herewith.



     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Urban Television Network Corporation


                                          By:      /s/ Lonnie G. Wright
                                                   -----------------------------
                                                   Lonnie G. Wright
                                                   Chairman of the Board and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 14, 2004.





By:/s/ Lonnie G. Wright    Title: Chairman of the Board      Date: January 14, 2004
   ---------------------
   Lonnie G. Wright

By:/s/ Lonnie G. Wright    Title: Chief Executive Officer    Date: January 14, 2004
   ---------------------          and Director
   Lonnie G. Wright

By:/s/ Randy Moseley       Title: Executive Vice President   Date: January 14, 2004
   ---------------------          Chief Financial Officer
   Randy Moseley                  and Director


By:/s/ Conrad H. Bullard   Title: Executive Vice             Date: January 14, 2004
   ---------------------          Presidentand Director
   Conrad H. Bullard

By:/s/ Carl Olivieri       Title: Executive Vice             Date: January 14, 2004
   ---------------------          President and Director
   Carl Olivieri

By:/s/ Marc Pace           Title: Director                   Date: January 14, 2004
   ---------------------
   Marc Pace


By:/s/ Stanley Woods       Title: Secretary, Director        Date: January 14, 2004
   ---------------------
   Stanley Woods

                          Independent Auditors' Report
                          ----------------------------



Board of Directors
Urban Television Network Corporation
Cresson, Texas


We have audited the accompanying consolidated balance sheets of Urban Television Network Corporation (a Nevada corporation) and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, capital deficit and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Television Network Corporation as of September 30, 2003 and 2002, and the results of its operations and changes in its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements may not include all adjustments that might result from the outcome of this uncertainty.



/s/ Comiskey & Company, P.C.
----------------------------
December 10, 2003


                      Urban Television Network Corporation

                           Consolidated Balance Sheet

                           September 30, 2003 and 2002


                                                                             2003           2002

                 ASSETS
                 ------
Current assets:
 Cash and cash equivalents                                                $   235,408    $       802
 Accounts receivable                                                            4,241          7,068
                                                                          -----------    -----------
      Total current assets                                                    239,649          7,870
                                                                          -----------    -----------

Furniture, fixtures and equipment, net                                         29,938         33,078
                                                                          -----------    -----------

Other assets
  Network assets, net                                                         137,465        176,590
  Organizational costs                                                            360            360
                                                                          -----------    -----------
                                                                              137,825        176,950
                                                                          -----------    -----------

Total Assets                                                              $   407,412    $   217,898
                                                                          ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $    96,678    $    60,803
  Due to stockholders                                                         198,515           --
  Notes payable to stockholders                                               132,200        196,765
  Bridge loans payable                                                         37,000           --
  Accrued interest payable                                                      4,550         12,571
                                                                          -----------    -----------
      Total current liabilities                                               468,943        270,139
                                                                          -----------    -----------


Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --             --
  Common stock, $.0001 par value, 200,000,000 shares authorized,
  23,711,736 and 1,116,636 outstanding at September 30, 2003 and 2002           2,371            112
  Additional paid-in capital                                                8,058,311      5,973,351
  Stock subscription receivable                                               (57,400)          --
  Accumulated deficit                                                      (8,064,813)    (6,025,704)
                                                                          -----------    -----------

      Total stockholders' equity (deficit)                                    (61,531)       (52,241)
                                                                          -----------    -----------

                                                                          $   407,412    $   217,898
                                                                          ===========    ===========







                       See notes to financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Operations

                 For the years ended September 30, 2003 and 2002



                                                       2003            2002
                                                   ============    ============


Revenues                                           $    242,998    $    142,811
                                                   ------------    ------------

Expenses:
 Satellite and uplink services                          312,730         327,500
 Master control and production                          352,681         106,963
 Technology expenses                                    192,691            --
 Administration                                       1,348,992         215,215
 Depreciation and amortization                           47,349          33,668
                                                   ------------    ------------
Total expenses                                     $  2,254,443    $    683,346
                                                   ------------    ------------
Income loss from operations                          (2,011,445)       (540,535)

Other income (expense)
  Interest expense (net)                                (27,664)        (40,571)
                                                   ------------    ------------

  Net income (loss)                                $ (2,039,109)   $   (581,106)
                                                   ============    ============


Earnings per share:

 Net income (loss)                                 $      (0.15)   $      (0.90)

Weighted average number of common
  shares outstanding                                 13,303,804         645,100













                       See notes to financial statements.


                      Urban Television Network Corporation

                   Consolidated Statements of Capital Deficit

                 For the years ended September 30, 2003 and 2002



                                                               Additional       Stock                           Total
                                      Common Stock               Paid-In     Subscription                      Capital
                                 Shares          Amount          Capital      Receivable       Deficit         Deficit
                              ------------    ------------    ------------   ------------    ------------    ------------

Balance, September 30, 2001        311,636    $         31    $  5,444,567   $          0    $ (5,444,598)   $          0

Recapitalization of
 private company                   800,000              80         518,785                                        518,865

Stock issued to Hispanic
 Television Network                  5,000               1           9,999                                         10,000

Net loss for year ended
 September 30, 2002                                                                              (581,106)       (581,106)
                              ------------    ------------    ------------   ------------    ------------    ------------
Balance, September 30, 2002      1,116,636             112       5,973,351              0      (6,025,704)        (52,241)

Recapitalization of
 private company                13,248,000           1,325         238,594                                        239,919

Stock issued for services        7,275,000             727         810,523                                        811,250

Stock issued for bridge
 loan conversions                1,957,300             196         978,454                                        978,650

Stock Subscription                 114,800              11          57,389   $    (57,400)                              0

Net loss for year ended
 September 30, 2003                                                                            (2,039,109)     (2,039,109)
                              ------------    ------------    ------------   ------------    ------------    ------------
Balance, September 30, 2003     23,711,736    $      2,371    $  8,058,311   $    (57,400)   $ (8,064,813)   $    (61,531)
                              ============    ============    ============   ============    ============    ============

















                       See notes to financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2003 and 2002





                                                         2003           2002
                                                     ===========    ===========


Operating activities:
  Net (loss)                                         $(2,039,109)   $  (581,106)
  Adjustments to reconcile net (loss) to
   cash provided (used) by operating activities:
    Depreciation and amortization                         47,349         33,668
    Stock issued for services                            811,250
  Net change in assets and liabilities:
    Accounts receivable                                    2,827         (7,068)
    Accounts payable                                      35,875         60,803
    Accrued interest payable                              (8,021)        12,571
                                                     -----------    -----------

  Net cash provided (used) by operating activities    (1,149,829)      (481,132)
                                                     -----------    -----------

Investing Activities:
 Purchase of equipment                                    (5,084)       (37,708)
 Investment in network assets                               --         (195,628)
 Organizational costs                                                      (360)
 Recapitalization of private company                     239,919        518,865
                                                     -----------    -----------
Total investing activities                               234,835        285,169
                                                     -----------    -----------
Financing activities:
 Proceeds from shareholders advances                     298,127        263,165
 Repayments on shareholder advances                     (164,177)       (66,400)
 Proceeds from bridge loans                            1,015,650           --
                                                     -----------    -----------
Total financing activities                             1,149,600        196,765
                                                     -----------    -----------

Net increase in cash                                     234,606            802
Cash, beginning of period                                    802           --
                                                     -----------    -----------

Cash, end of period                                  $   235,408    $       802
                                                     ===========    ===========




Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                         $     6,936    $      --
    Income taxes                                     $      --      $      --
  Non cash transactions:
    Common stock issued for services                 $   811,250    $      --








                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



1.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 18505 Highway 377 South, Cresson, Texas 76035.

     In January 2002, the Company underwent a change of control in connection with Urban Television Network Corporation, a Texas corporation, (Urban-Texas) agreeing to deposit $100,000 into an attorneys escrow account in return for receiving a balance sheet with no assets and no liabilities. The directors of the Company appointed Urban-Texas officers as new officers of the Company, and at the same time resigned their board positions and appointed the directors of Urban-Texas as the Company's new board of directors. Urban-Texas agreed to deposit 300,000 shares of the Company's common stock into the attorney's escrow account after the completion of the Stock Exchange Agreement described below, dated February 7, 2003.

     On May 1, 2002, the Company entered into an agreement with Urban-Texas to acquire the rights to the Urban-Texas affiliate network signal space which included the assignment of the Urban-Texas broadcast television station affiliates for 16,000,0000 shares of common stock, which became 800,000 after a 1 for 20 reverse stock split.

     On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas. Among other things, the Agreement provided for the Company's purchase of approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas.

     Urban-Texas is considered the accounting acquirer, and the accompanying financial statements include the operations of Urban-Texas from the earliest period presented. The Company operated from May 1, 2002 to February 7, 2003 as a 71% subsidiary of Urban-Texas, a predecessor entity to the existing business. The transaction with the Company is presented as a recapitalization of Urban-Texas.

     The Company is authorized to issue 200,000,000 shares of $.0001 par value stock and 500,000 shares of $1.00 par value preferred stock.

     The Company is engaged in the business of supplying programming to broadcast television stations and cable systems. Formerly the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.


     Accounting Method

     The Company records income and expenses on the accrual method.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



1.   Significant Accounting Policies - continued

     Revenue Recognition

     Revenue is recognized at the time services are performed for airing of programs and insertions of advertising spot.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Urban Television Network Corporation, a Texas corporation and 100% of Waste Conversion Systems Of Virginia, Inc.

     Non Goodwill Intangible Assets

     Intangible assets other than goodwill consist of network assets acquired by purchase. They are being amortized over their expected lives of 5 years and are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. No impairment loss was recognized during the reporting periods. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. This provides that a recognized intangible shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. The amount of an intangible asset to be amortized shall be the amount initially assigned to that asset less any residual value.

     Income (Loss) Per Share

     Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic Income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share.

     Comprehensive Income

     Comprehensive income (loss) and net income (loss) are the same for the Company.

     Cash

     For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.


     Concentration of Credit Risk

     The Company maintains cash in excess of federally insured limits. The amount in excess at September 30, 2003 was approximately $129,700.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



1.   Significant Accounting Policies - continued

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the periods ended September 30, 2003 and 2002.

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

     Recent Accounting Standards

     The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassifi- cation of collateral and for disclosures ending after December 15, 2001. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will have no impact to the Company's results of operations and financial position.

     In June, 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." These statements prohibit pooling-of -interest accounting for Transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. The Company does not expect these pronouncements to have a material affect on its financial statements.


     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


1.   Significant Accounting Policies - continued

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


2.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At September 30, 2003 and 2002, an allowance for doubtful accounts was not considered necessary.


3.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $68,163 and the amortization for the periods ended September 30,2003 and 2002 was $39,125 and $29,038, respectively.

     Future amortization of the Network assets at September 30, 2003 will be $137,465 and on an annual basis be as follows:

               Year ended September 30, 2004              $39,125
               Year ended September 30, 2005              $39,125
               Year ended September 30, 2006              $39,125
               Year ended September 30, 2007              $20,090



4.   Property, Plant and Equipment

     The Company acquired equipment totaling $5,084 during the year ended September 30, 2003 and $37,708 during the year ended September 30, 2002. Equipment is recorded at cost and depreciation is calculated on a straight-line basis over five (5) years. Total depreciation of the equipment has been $12,854 and depreciation for the periods ended September 30, 2003 and 2002 was $8,224 and $4,630, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


5.   Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company leases office space from one its shareholders and director for $2,000 per month. The total rental expense for the years ended September 30, 2003 and 2002 was $24,000 and $14,000, respectively. Amounts payable were $28,000 and $12,000, respectively.

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the period ended September 30, 2003, the total expense paid out for these services was $345,081.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the period ended September 30, 2003, the total expense paid out for these services was $192,691.

     During the periods ended September 30, 2003 and 2002, the Company executed interest bearing notes with shareholders. The Company borrowed $298,127 and $263,165 from the shareholders and made repayments of $164,177 and $66,400 during the periods ended September 30, 2003 and 2002, respectively. At September 30, 2003, $168,765 of the notes plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed in footnote 13, a shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock after year end.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200.



6.   Notes Payable

     Notes payable at September 30, 2003 and 2002 consist of:

                                                       2003          2002
                                                    ----------    ----------
     Notes payable to stockholders at 6%
      interest payable on September 30, 2004        $  132,200    $  196,765
                                                    ----------    ----------

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


7.   Convertible Bridge Loan

     Convertible bridge loans at September 30, 2003 and 2002 consist of:

                                              2003        2002
                                           ---------   ---------
     Convertible bridge loan payable to
      individuals at 6% interest payable
      on February 14, 2004                 $  37,000   $    --
                                           ---------   ---------

     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion. Subsequent to year end all of the convertible bridge loans outstanding were converted to common stock.

8.   Income Tax

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at September 30, 2003 and 2002.

    The (provision) benefit for income tax consist of the following:

                                        2003       2002
                                      --------   --------
                           Current    $      0   $      0
                           Deferred          0          0
                                      --------   --------
                                      $      0   $      0
                                      ========   ========


     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



9.   Capital Stock

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets -See footnote 1.

     In September 2002, the Company issued 100,000 (5,000 after the 1 for 20 reverse) shares to Hispanic Television Network, Inc. as part of the mutual settlement agreement between the two companies to cancel the Satellite Transponder Service Agreement and notes payable/receivable.

     On November 21, 2002 the Company completed a 1:20 reverse stock split and amended its Articles of Incorporation to increase its authorized common shares to 200,000,000 and adjust its par value to $0.0001 per share.

     In December 2002, the Company issued 300,000 shares of its common stock for consulting and legal services, which the Company valued at $82,500.

     On February 7, 2003, the Company entered into an Exchange Agreement with the majority shareholders of Urban Television Network Corporation, a Texas corporation (Urban-Texas). The Company acquired 90% of the issued and outstanding capital stock of Urban-Texas in return for 13,248,000 shares of the Company's common stock - See footnote 1.

     In May 2003, the Company issued 5,075,000 shares of its common stock for consulting Services, which the Company valued at $253,750.

     In June 2003, the Company issued 1,900,000 of its common stock for employee compensation, consulting services and legal services, which the Company valued at $475,000 under the Plan.

     During the period ended September 30, 2003, the Company issued 1,957,300 shares of its common stock to Bridge Loan Lenders who elected to convert $978,650 of bridge loans to common stock at the rate of 2 shares for each dollar of bridge loan converted.

     The accompanying financial statements have been restated to reflect the reverse of 1 for 20 stock split.


     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 2,000,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. The remaining 100,000 shares were issued in October 2003 as a stock grant.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



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

     No preferred shares had been issued as of September 30, 2003 and 2002.


11.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the period ended September 30, 2003, the amount expensed was $201,887.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $469,118 and be due as follows:

                  Year ended September 30, 2004            $216,516
                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086

     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For period ended September 30, 2003 the amount expensed for Uplink services was $110,843.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $208,000 and be due as follows:

                  Year ended September 30, 2004            $96,000
                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000


     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. For periods ended September 30, 2003 and 2002, the amount expensed for office space lease was $14,000 and $24,000.

     Future lease payments due during the term of the lease ending on March 31, 2005 Will be equal $34,000 and be due as follows:

                  Year ended September 30, 2004            $24,000
                  Year ended September 30, 2005            $10,000

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002



11.  Commitments and Contingencies - continued

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. Mr. Moseley's employment agreement was restructured in October 2003 -See footnote 13.

     Mr. Stanley Woods is employed pursuant to a three-year employment Agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $50,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. Mr. Woods was issued 200,000 shares of common stock in 2003 in lieu of his annual salary for the period ended September 30, 2003.

     Contingencies

     The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.


12.  Going Concern

     The Company has suffered recurring losses from operations. In order for the Company to sustain operations and execute its television broadcast and programming business plan , capital will need to be raised to support operations as the company executes its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company may raise additional capital through the sale of its equity securities, or debt securities. Subsequent to year end the Company has additional capital of approximately $900,000 from $600,000 in bridge loans and $300,000 in cash from the Wright Entertainment LLC subscription agreement discussed in Note 13.


13.  Subsequent Events

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company. The Company sold Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was achieved by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of a note payable to the lender. The first $875,000 installment payment will be due December 31, 2003. All of the shares have been pledged as security for the promissory note and will be physically held by the company. Additionally, the board of directors authorized the issuance of Four Million (4,000,000) common shares to Wright Entertainment for executive management services to be valued at $2,000,000 and to be amortized over four years.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002


13.  Subsequent Events - continued

     In addition to raising capital for the Company, a second major goal was to achieve the status of being 50+% owned by minorities and allow the Company to become a certified Minority Business Enterprise, which will allow the Company to qualify for diversity spending by major corporations. To achieve the 50+% minority ownership level, a group of the Company's shareholders entered into an agreement, that became effective on October 31, 2003 to sell Four Million (4,000,000) common shares to Wright Entertainment, LLC for Two Million ($2,000,000) Dollars. The stock sale was structured as an installment stock sale. The terms of this sale are $100,000 down, the $1,900,000 Dollar balance payable on a promissory note at $250,000 Dollars quarterly, including 6% interest on the declining balance. The first installment payment will be due December 31, 2003.

     Wright Entertainment has given Randy Moseley an irrevocable common stock proxy to vote all of our company shares acquired by Wright until Wright has satisfied its purchase obligations. The Company anticipates that it will release Wright's pledged company shares and voting proxies, on a pro-rata basis, as Wright makes its quarterly payments on the note.

     On October 30, 2003, the Board of Directors nominated Lonnie G. Wright, as the Chairman of the Board of Directors and President, Chief Executive Officer replacing Randy Moseley. Mr. Moseley will continue to serve the Company as a board director, Executive Vice President and Chief Financial Officer. In connection with Wright Entertainment's stock purchase, our board of directors amended the By-Laws increasing the number of board seats. The board nominated four new board members and officer positions. Justin Nemec resigned his board seat creating a vacancy. Conrad Bullard was named board director and Executive Vice President of Development and Productions. Anthony K. Campbell was named board director and Executive Vice President of Programming. C. Bruno Olivier was named board director and Executive Vice President of Marketing and Corporate Operations. Joseph
     R. Miles III was named board director and Executive Vice President of Network Operations.

     Subsequent to September 30, 2003, the employment agreement of Randy Moseley was restructured to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the Officer Position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008 rather than on September 30, 2007.

     Subsequent to September 30, 2003, the $37,000 in bridge loans due have been converted to common stock at the rate of two shares for each dollar of bridge loan converted.