Form 10QSB
period 2003-12-31
URBAN TELEVISION NETWORK CORP
filed 2004-02-17
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending December 31, 2003


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from        to
                                                 -------   --------

                         Commission file number 33-58972
                                                --------


                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         NEVADA                                           22-2800078
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



   18505 Highway 377 South, Cresson, TX                      76035
-------------------------------------------             -----------------
 (Address of principal executive offices)                  (Zip Code)



                  Issuer's telephone number,( 817) 512 - 3033
                                             ----- ---   ----

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

     Transitional Small Business Disclosure Format
     (Check One)      Yes    No X
                      ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................3
          Balance Sheet (unaudited)............................................4
          Statements of Operations (unaudited).................................5
          Statements of Cash Flows (unaudited).................................6
          Notes to Financial Statements........................................8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................17

Item 3.  Controls and Procedures..............................................20


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 2.   Changes in Securities and Use of Proceeds...........................21

Item 3.   Defaults upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................23






Signatures....................................................................23

                         URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2003, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                          December 31,   September 30,
                                                                              2003            2003
                 Assets                                                    (Unaudited)     (Audited)
Currents assets
  Cash and cash equivalents                                               $    629,537    $    235,408
  Accounts receivable                                                            6,746           4,241
                                                                          ------------    ------------
             Total current assets                                              636,283         239,649
                                                                          ------------    ------------
Furniture, fixtures and equipment, net                                          83,377          29,938
                                                                          ------------    ------------

Other assets
   Prepaid management services                                               2,000,000            --
   Network assets, net                                                         127,684         137,465
  Organizational costs                                                             360             360
                                                                          ------------    ------------
             Total other assets                                              2,128,044    $    137,825
                                                                          ------------    ------------
             Total assets                                                 $  2,847,704    $    407,412
                                                                          ------------    ------------


             Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $     69,490    $     96,678
  Due to stockholders                                                             --           198,515
  Notes payable to stockholder                                                 132,200         132,200
  Bridge loans payable                                                          21,000          37,000
  Note payable                                                                  17,500            --
  Accrued compensation                                                          45,000            --
  Accrued interest payable                                                       5,048           4,550
                                                                          ------------    ------------
             Total current liabilities                                         290,238         468,943
                                                                          ------------    ------------



Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued           --              --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    43,345,888 and 23,711,736 outstanding at December 31, 2003 and
    September 30,2 003, respectively                                             4,334           2,371
  Additional paid-in capital                                                17,793,424       8,058,311
  Stock subscriptions receivable                                            (6,577,200)        (57,400)
  Retained earnings (deficit)                                               (8,663,092)     (8,064,813)
                                                                          ------------    ------------
             Total stockholders' equity                                      2,557,466         (61,531)
                                                                          ------------    ------------



Total liabilities and stockholders' equity                                $  2,847,704    $    407,412
                                                                          ------------    ------------





                       See notes to financial statements.

                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
              For the three months ended December 31, 2003 and 2002
                                   (UNAUDITED)


                                                       2003            2002
                                                   ------------    ------------


Revenues                                           $     25,971    $     41,577
                                                   ------------    ------------

Expenses:

  Satellite and uplink services                          78,129         117,543
  Master control and production                         129,553           6,695
  Station operating costs                                80,294           1,950
  Technology expenses                                    28,977          70,025
  Administration                                        288,373          97,992
  Depreciation and amortization                          17,042           8,416
                                                   ------------    ------------
Total expenses                                          622,368         302,621
                                                   ------------    ------------
Income (loss) from operations                          (596,397)       (261,044)

Other (income) expense

  Interest income                                           101            --

  Interest (expense)                                     (1,983)         (2,952)
                                                   ------------    ------------

Net loss                                           $   (598,279)   $   (263,996)
                                                   ------------    ------------

Earnings per share:                                $      (0.02)   $      (0.22)
   Net income (loss)
Weighted average number of common
   shares outstanding                                36,644,020       1,216,583








                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)



                                             Common Stock           Additional      Stock                         Total
                                       -------------------------     Paid-In     Subscription                    Capital
                                         Shares         Amount       Capital      Receivable      Deficit        Deficit
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 2001              311,636   $        31   $ 5,444,567   $      0.00    $(5,444,598)   $      0.00
Recapitalization of
   private company                         800,000            80       518,785          --             --      $   518,865
Stock issued to Hispanic
  Television Network                         5,000             1         9,999          --             --           10,000
Net income for year ended
   September 30, 2002                         --            --            --            --         (581,106)      (581,106)
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balance September 30, 2002               1,116,636           112     5,973,351          0.00     (6,025,704)       (52,241)

Recapitalization of
  private company                       13,248,000         1,325       238,594          --             --          239,919
Stock issued for services                7,275,000           727       810,523          --             --          811,250
Stock issued for bridge
  loan conversions                       1,957,300           196       978,454          --             --          978,650
Stock subscriptions                        114,800            11        57,389   $   (57,400)          0.00           0.00
Net loss for year ended
 September 30, 2003                           --            --            --            --       (2,039,109)    (2,039,109)
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2003             23,711,736         2,371     8,058,311       (57,400)    (8,064,813)       (61,531)


Stock issued for services                  200,000            20        49,980          --             --           50,000
Stock subscription                      14,040,000         1,404     7,018,596    (6,520,000)          --          500,000
Stock issued for management services     4,000,000           400     1,999,600          --             --        2,000,000
Stock subscriptions received                  --            --            --             200           --              200
Stock issued for bridge loan             1,274,152           127       636,949          --             --          637,076
 conversions
Stock issued for equipment                 120,000            12        29,988          --             --           30,000
Net loss for three months ended
  December 31, 2003                           --            --            --            --         (598,279)      (598,279)
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003              43,345,888   $     4,334   $17,793,424   $(6,577,200)   $(8,663,092)   $ 2,557,466
                                       -----------   -----------   -----------   -----------    -----------    -----------





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows
              For the three months ended December 31, 2003 and 2002
                                   (UNAUDITED)

                                                                 2003           2002
                                                              -----------    -----------
Operating Activities
Net (loss)                                                    $  (598,279)   $  (263,996)
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                  17,042          8,416
    Common stock issued for services                               50,000         82,500
Changes in operating assets and liabilities:
  Accounts receivable                                              (2,505)          --
  Accounts payable                                                (27,188)          --
  Accrued interest expense                                          1,983          2,953
  Accrued compensation                                             45,000           --
                                                              -----------    -----------

Net cash provided by operating activities                        (513,947)      (170,127)
                                                              -----------    -----------
Investing Activities

 Capital expenditures                                             (30,700)          --
                                                              -----------    -----------
Net cash (used in) investing activities                           (30,700)          --
                                                              -----------    -----------
Financing Activities
Proceeds from shareholder advances                                   --          180,892
Proceeds from common stock sales                                  300,000           --
Proceeds from bridge loans                                        621,076           --
Proceeds from notes payable                                        17,500           --
Collection on subscription receivable                                 200           --
                                                              -----------    -----------
Net cash provided by financing activities                         938,776        180,892
                                                              -----------    -----------

Increase (decrease) in cash                                       394,129         10,765
Cash at beginning of period                                       235,408            802
                                                              -----------    -----------
Cash at end of period                                         $   629,537    $    11,567
                                                              -----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $      --      $      --
    Income taxes                                              $      --      $      --
  Non-cash transactions:
    Common stock issued for services                            2,050,000         82,500


                       See notes to financial statements.

                            Urban Television Network Corporation
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     December 31, 2003
                                       (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003, which was filed January 14, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of December 31, 2003 and the results of its Operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2003.


2.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 18505 Highway 377 South, Cresson, Texas 76035.

     In January 2002, the Company underwent a change of control in connection with Urban Television Network Corporation, a Texas corporation, (Urban-Texas). The directors of the Company appointed Urban-Texas officers as new officers of the Company, and at the same time resigned their board positions and appointed the directors of Urban-Texas as the Company's new board of directors.

     On May 1, 2002, the Company entered into an agreement with Urban-Texas to acquire the rights to the Urban-Texas affiliate network signal space which included the assignment of the Urban-Texas broadcast television station affiliates for 16,000,0000 shares of common stock, which became 800,000 after a 1 for 20 reverse stock split.

     On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas. Among other things, the Agreement provided for the Company's purchase of approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. In June 2003, the remaining 10% of Urban-Texas common stock was contributed to the Company.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Accounting Method

     The Company records income and expenses on the accrual method.

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

     Concentration of Credit Risk

     The Company maintains cash in excess of federally insured limits. The amount in excess at December 31, 2003 was approximately $515,000.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the three months ended December 31, 2003 and 2002.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)



2.   Significant Accounting Policies - continued

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

3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At December 31, 2003 and 2002 an allowance for doubtful accounts was not considered necessary.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $77,944 and the amortization for the three months ended December 31, 2003 and 2002 was $9,781 and $7,260, respectively.

     Future amortization of the Network assets at December 31, 2003 will be $127,684 and on an annual basis be as follows:

               Year ended September 30, 2004              $29,344
               Year ended September 30, 2005              $39,125
               Year ended September 30, 2006              $39,125
               Year ended September 30, 2007              $20,090

5.   Property, Plant and Equipment

     The Company acquired equipment totaling $5,084 during the year ended September 30, 2003 and $37,708 during the year ended September 30, 2002 and $60,700 during the three months ended December 31, 2003, which included the issuance of 120,000 shares of the Company's common stock valued at $30,000. Equipment is recorded at cost and depreciation is calculated on a straight-line basis over three (3) to five (5) years. Total depreciation of the equipment has been $24,332 and depreciation for the three months ended December 31, 2003 and 2002 was $11,478 and $1,156, respectively.

6   Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company leases office space from one its shareholders and director for $2,000 per month. The total rental expense for the year three months ended December 31, 2003 and 2002 was $6,000 and $6,000, respectively. Amounts payable were $18,000 and $8,000, respectively.

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the three months ended December 31, 2003 the total expense paid out was $110,146.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the three months ended December 31, 2003 and 2002, the total expense paid out for these services was $28,977 and $70,025, respectively.

     During the periods ended September 30, 2003 and 2002, the Company executed interest bearing notes with shareholders. The Company borrowed $298,127 and $263,165 from the shareholders and made repayments of $164,177 and $66,400 during the years ended September 30, 2003 and 2002, respectively. At September 30, 2003, $168,765 of the notes plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. In October 2003, a shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. The balance on this loan was $132,200 at December 31, 2003.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


6   Related Party Transactions - continued

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, President and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock Subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was achieved by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. Subsequent to December 31, 2003, the subscription agreement has been amended to set the first four quarterly installments at $437,500 each beginning April 30, 2004 and the remaining quarterly installments remaining at $875,000 each until the total subscription amounts has been paid including accrued interest. All of the shares have been pledged as security for the promissory note and will be physically held by the Company. Additionally, the board of directors authorized the issuance of Four Million (4,000,000) common shares to Wright Entertainment for executive management services to be valued at $2,000,000. These shares will be held by the Company and accounted for as prepaid management services until the total subscription price has been paid by Wright Entertainment. When the shares have been forwarded to Wright Entertainment, the $2,000,000 will be amortized over four years.


7.   Notes Payable

     Notes payable consist of:

                                                    December 31,   September 30,
                                                       2003           2003
                                                   -------------   -------------
     Notes payable to stockholders at 6%
      interest payable on September 30, 2004       $     132,200   $     132,200
     Note payable to individual at 0% interest
      Payable on January 2, 2004                          17,500            --
                                                   -------------   -------------
                                                   $     149,700   $     132,200
                                                   -------------   -------------

8.   Convertible Bridge Loan

     Convertible bridge loans consist of:
                                                    December 31,   September 30,
                                                        2003           2003
                                                   -------------   -------------
     Convertible bridge loan payable to
      individuals at 6% interest payable
      on February 14, 2004                         $      21,000   $      37,000
                                                   -------------   -------------

     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion.

9.   Income Tax

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)



9. Income Tax - continued

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at December 31, 2003 and 2002.

     The (provision) benefit for income tax consist of the following:

                                        December 31,   December 31,
                                            2003           2002
                                        ------------   ------------
                           Current      $          0   $          0
                           Deferred                0              0
                                        ------------   ------------
                                        $          0   $          0
                                        ============   ============

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


10.  Capital Stock

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)


10.  Capital Stock - continued

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company. The Company sold Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was achieved by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued on a note payable to the lender. Subsequent to December 31, 2003, the subscription agreement has been amended to set the first four quarterly installments at $437,500 each beginning April 30, 2004 and the remaining quarterly installments remaining at $875,000 each until the total subscription amounts has been paid including accrued interest. All of the shares have been pledged as security for the promissory note and will be physically held by the Company. Additionally, the board of directors authorized the issuance of Four Million (4,000,000) common shares to Wright Entertainment for executive management services to be valued at $2,000,000. These shares will be held and accounted for as prepaid management services by the Company until the total subscription price has been paid by Wright Entertainment. When the shares have been forwarded to Wright Entertainment, the $2,000,000 will be amortized over four years.

     Wright Entertainment has given Randy Moseley an irrevocable common stock proxy to vote all of our company shares acquired by Wright until Wright has satisfied its purchase obligations. The Company anticipates that it will release Wright's pledged company shares and voting proxies, on a pro-rata basis, as Wright makes its quarterly payments on the note.

     In October 2003, the Company issued 100,000 shares of its common stock for services rendered, which the Company valued at $25,000.

     In October 2003, the Company issued 120,000 shares of its common stock as Part of the purchase of videoing and production equipment. The shares were Valued at $30,000 in the purchase.

     During the three months ended December 31, 2003, the Company issued 1,274,152 shares of its common stock to Bridge Loan Lenders who elected to convert $637,076 of bridge loans to common stock at the rate of 2 shares for each dollar of bridge loan converted.

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

11.  Preferred Stock

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)



12.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the three months ended December 31, 2003 and 2002, the amount expensed were $54,129 and $101,543, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $414,989 and be due as follows:

                  Year ended September 30, 2004            $162,387
                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086


     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the three months ended December 31, 2003 and 2002, the amount expensed for Uplink services was $24,000 and $16,000, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $184,000 and be due as follows:

                  Year ended September 30, 2004            $72,000
                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000

     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. For periods ended September 30, 2003 and 2002, the amount expensed for office space lease was $14,000 and $24,000. For the three months ended December 31, 2003 and 2002, the amount expensed for office space was $6,000, respectively.

     Future lease payments due during the term of the lease ending on March 31, 2005 Will be equal $28,000 and be due as follows:

                  Year ended September 30, 2004            $18,000
                  Year ended September 30, 2005            $10,000


     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

     In October 2003, the employment agreement of Randy Moseley was amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the Officer Position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008. During the three months ended December 31, 2003, $45,000 of Mr. Moseley's compensation was accrued as a payable.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (UNAUDITED)



12. Commitments and Contingencies - continued

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

13.  Going Concern

     The Company has suffered recurring losses from operations. In order for the Company to sustain operations and execute its television broadcast and programming business plan , capital will need to be raised to support operations as the company executes its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company may raise additional capital through the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $921,076 from $621,076 in bridge loans and $300,000 in cash from the Wright Entertainment LLC subscription agreement.


14.  Subsequent Events

     On February 9, 2004 the Company's Board of Directors approved to amend the Stock subscription agreement with Wright Entertainment. The amendment amends the first four quarterly installments to $437,500 each beginning April 30, 2004 and the remaining quarterly installments remaining at $875,000 each until the total subscription amount has been paid including accrued interest.

Item  2.    Management's Discussion and Analysis or Plan of Operation.

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

On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas to acquire approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. In June 2003, the remaining 10% of the Urban-Texas common stock was contributed to the Company.

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

We are targeting the African American market primarily because we believe that it presents vast marketing opportunities and that it is currently under-served by our competition. With few competitors in this rapidly growing market, we feel that there are unlimited opportunities to provide a quality broadcasting service to the African-American population that is experiencing an explosive growth rate.

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

OPERATIONS. The Company had revenues of $25,971 and $41,577 for the three months ended December 31, 2003 and 20002, respectively. Currently most of our network advertising has been sold to direct response and per inquiry advertisers. The decrease in the first quarter of 2003 compared to 2002 is due to the Company continuing to be in the growth stages and not having an established advertising client base. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

The operations are still in the growth stages and the Company is dependent upon Working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended December 31, 2003 and 2002 the Company had operating cost of $323,548 and $196,213, respectively. The major components of cost of operations for the three months ended December 31, 2003 and 2002 were as follows:

                                             2003       2002
                                           --------   --------

           Satellite and uplink services   $ 84,724   $117,543
           Master control and production    129,553      6,695
           Operations of stations            80,294      1,950
           Technology expenses               28,977     70,025
                                           --------   --------
              Total                        $323,548   $196,213
                                           --------   --------

In November of 2002, the Company terminated an arrangement with a company in Florida that provided satellite space, uplinking of the satellite signal to the satellite, master control, and tape editing/formatting. At that time the Company secured its own satellite space on Telstar 5 from Loral Skynet and uplinking services from Verestar, Inc. in Dallas, Texas and is working with a group of the Company's shareholders who are providing digital compression equipment, tape editing and master control tape playback 24 hours per day, 7 days per week. The Company expects this new arrangement to save it approximately $10,000 per month and give it more flexibility in taking live feeds and changing programming and advertising insertions.

The costs of operations for stations increased by $78,344 in three months ended December 31, 2003 as compared to 2002 primarily as the result operating a station in Dallas, Texas at a cost of $70,365 that the Company did not have in 2002.

The technology expenses decreased by $41,048 for the three months ended December 31, 2003 as compared to 2002 due primarily to a decrease in system software development.

Administration expenses of $288,373 for the three months ended December 31, 2003 increased by $190,381 or 1945 over the administrative expenses of $97,992 for the three months ended December 31, 2002. This increase was attributable primarily to increases in 2003 in the following expense categories:

          Administration cost                                    $ 70,000
          Travel cost                                              39,984
          Legal fees                                               32,500
          Accounting fees                                          10,000
          Public relations costs                                    9,730
          Licenses and permit fees                                  8,005
          Rent expenses                                             3,529
          Internet costs                                            6,665



The Company had operating losses for the three months ended December 31, 2003 and 2002 of $596,397 and $261,044, respectively. The increase of $335,353 from 2003 to 2002 is due primarily to the $15,606 decrease in revenues and the $281,537 increase of expenses of $70,632 in satellite and uplink expenses, $78,344 in operations of stations, $190,381 in administration expenses and a decrease of $41,048 in technology expenses.

EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.02 and $.022 for the three months December 31, 2003 and 2002, respectively. The 2002 weighted average of outstanding common shares has been adjusted for the 1:20 reverse stock split in November of 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $8,667,309 from the inception of te Company through December 31, 2003.

Current assets at December 31, 2003 were $636,283 which exceeded current liabilities of $290,238 by $346,045.

Our continued growth, will require additional funds that may come from a variety of sources, including shareholder loans, equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including funding our working capital needs, performing digital upgrades, funding key programming acquisitions, performing station capital upgrades, securing cable connections, funding master control/ network equipment upgrades, acquisition of new stations and making strategic investments.

We had net losses $602,496 and $263,996 for the three months ended December 31, 2003 and 2002, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2004. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.


Financing activities for the three months ended December 31, 2003 include:

     1) Issuance of common stock in lieu of cash payments totaling $50,000 for consulting services.

     2) Bridge loan subscriptions of $621,076 for the $1,500,000 convertible Bridge loan agreement with interest at the rate of six percent (6%) per annum with a consortium of private investors. The bridge loan lenders have the option to convert their loans before the maturity date of February 14, 2004 into common stock of the Company at the rate of two shares of common stock for every dollar invested. During the three months ended December 31, 2003, bridge loan lenders of $637,076 had elected to convert their bridge loan to 1,274,152 shares of common stock.

     3) The Company received $300,000 cash as part of the downpayment on a common Stock purchase by Wright Entertainment, LLC as described in Item 2 of this Quarterly Report

In addition common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares. The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

Impact of Inflation

     Management does not believe that general inflation has had or will have a material effect on operations.


Other Events

On February 9, 2004 the Company's Board of Directors approved to amend the stock subscription agreement(See Exhibit 10.1) with Wright Entertainment. The amendment amends the first four quarterly installments to $437,500 each beginning April 30, 2004 the remaining quarterly installments remaining at $875,000 each until the total subscription amount has been paid including accrued interest


This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon the evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodical SEC filings.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the first quarter of 2003, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

On October 7, 2003, we issued Jacob R. Miles III, 100,000 shares for business consulting services relating to the growth of the company's affiliate base and addition of programming to the company's program schedule. The shares were valued at $25,000 by the Company.

On October 19, 2003, the Company issued 120,000 shares of its common stock as Part of the purchase of videoing and production equipment. The shares were Valued at $30,000 in the purchase.

We believe shares issued above were issued in a private transactions pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company. The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of six (6%) percent per annum. During the quarter ended December 31, 2003, a total of $621,076 was advanced on the agreement. The lenders may convert their loans, including accrued interest, to our common stock at the rate of two (2) shares for each dollar loaned, at any time prior to maturity on February 14, 2004. During the quarter ended December 31, 2003, a total of $637,076 in bridge loans were converted to 1,274,152 shares of the Company's common stock.

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

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or Otherwise, during the first quarter of the fiscal year covered by this report.


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

Item 6. Exhibits and Reports on Form 8-K.


     (a)  Exhibits

Exhibit No.   Description and Method of Filing
----------    --------------------------------

10.1           Amended Subscription Agreement with Wright Entertainment, LLC.

31.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

31.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

32.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K.

On October 10, 2003, the Company filed an 8K Report detailing Item 4, titled, "Changes in Registrant's Certifying Accountant" and Item 7, titled, "Financial Statements and Exhibits".

On October 30, 2003, the Company filed an 8K Report detailing Item 1, titled, "Change in Control of Registrant".

On December 2, 2003, the Company filed an 8K Report detailing Item 4, titled, "Change in Registrant's Certifying Accountant".



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2004


Urban Television Network Corporation


By: /s/ Lonnie G. Wright                 By: /s/ Randy Moseley
   ------------------                        ------------------
   Lonnie G. Wright                          Randy Moseley
   Title: President                          Title: Executive Vice President/CFO