Form 10QSB
period 2004-03-31
URBAN TELEVISION NETWORK CORP
filed 2004-05-17
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2004


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from         to
                                                       -------    --------

                         Commission file number   33-58972
                                                ------------


                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                NEVADA                               22-2800078
       ------------------------          ---------------------------------
       (State of Incorporation)          (IRS Employer Identification No.)



         2707 South Cooper, Suite 119, Arlington, TX           76015
         --------------------------------------------    -----------------
           (Address of principal executive offices)          (Zip Code)



                  Issuer's telephone number,    (817)      303   -   7449
                                             ---------- --------   --------

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

PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements................................................ 3
          Independent Accountants Review Letter...............................
          Balance Sheet (unaudited)........................................... 4
          Statements of Operations (unaudited)................................ 5
          Statements of Cash Flows (unaudited)................................ 6
          Notes to Financial Statements....................................... 8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................17

Item 3.  Controls and Procedures..............................................21


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

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






Signatures....................................................................23

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2004, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                            March 31,      September 30,
                                                                               2004             2003
                                                                          -------------    -------------
              Assets                                                       (Unaudited)       (Audited)
Currents assets
  Cash and cash equivalents                                               $     218,596    $     235,408
  Accounts receivable                                                             6,746            4,241
                                                                          -------------    -------------
             Total current assets                                               225,342          239,649
                                                                          -------------    -------------

Furniture, fixtures and equipment, net                                          123,530           29,938
                                                                          -------------    -------------

Other assets
   Prepaid management services                                                2,000,000             --
   Network assets, net                                                          117,902          137,465
   Organizational costs                                                             360              360
                                                                          -------------    -------------
             Total other assets                                               2,118,262    $     137,825
                                                                          -------------    -------------

             Total assets                                                 $   2,467,134    $     407,412
                                                                          -------------    -------------


             Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $      43,490    $      96,678
  Due to stockholders                                                              --            198,515
  Notes payable to stockholder                                                   97,935          132,200
  Bridge loans payable                                                           21,494           37,000
  Note payable                                                                   20,000             --
  Accrued compensation                                                           75,000             --
  Accrued interest payable                                                        6,503            4,550
                                                                          -------------    -------------
             Total current liabilities                                          264,422          468,943
                                                                          -------------    -------------


Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    43,729,964 and 23,711,736 outstanding at March 31, 2004 and
    September 30,2 003, respectively                                              4,373            2,371
  Additional paid-in capital                                                 17,985,423        8,058,311
  Stock subscriptions receivable                                             (6,577,200)         (57,400)
  Retained earnings (deficit)                                                (9,209,884)      (8,064,813)
                                                                          -------------    -------------
             Total stockholders' equity                                       2,202,712          (61,531)
                                                                          -------------    -------------

Total liabilities and stockholders' equity                                $   2,467,134    $     407,412
                                                                          -------------    -------------





                       See notes to financial statements.



                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
                For the six months ended March 31, 2004 and 2003



                                                        (UNAUDITED)

                                    Three months ended March 31,     Six months ended March 31,
                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------

Revenues                            $     31,196    $     43,870    $     57,167    $     93,888
                                    ------------    ------------    ------------    ------------
Expenses:

  Satellite and uplink services          107,891         161,122         186,020         301,572
  Master control and production           86,103          34,488         215,656          52,654
  Station operating costs                 90,843           1,950         171,137           3,900
  Technology expenses                     26,871          61,034          55,848         132,534
  Administration                         246,339          30,908         534,712          94,041
  Depreciation and amortization           18,718           9,135          35,760          18,270
                                    ------------    ------------    ------------    ------------
Total expenses                           576,765         298,637       1,199,133         602,971
                                    ------------    ------------    ------------    ------------
Income (loss) from operations           (545,569)       (254,767)     (1,141,966)       (509,083)

Other (income) expense
  Interest income                            232            --               333            --
  Interest (expense)                      (1,455)        (14,357)         (3,438)        (21,584)
                                    ------------    ------------    ------------    ------------

Net loss                            $   (546,792)   $   (269,124)   $ (1,145,071)   $   (530,667)
                                    ------------    ------------    ------------    ------------
Earnings per share:
   Net income (loss)                $       (.01)   $      (0.03)   $      (0.03)   $      (0.09)
Weighted average number of common
  shares outstanding                  43,729,964      10,181,969      37,834,813       5,732,636








                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)


                                        Common Stock           Additional       Stock                           Total
                                --------------------------      Paid-In      Subscription                      Capital
                                   Shares         Amount        Capital       Receivable       Deficit         Deficit
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2001        311,636   $         31   $  5,444,567   $          0    $ (5,444,598)   $          0

Recapitalization of
   private company                   800,000             80        518,785           --              --           518,865
Stock issued to Hispanic
  Television Network                   5,000              1          9,999           --              --            10,000
Net income for year ended
   September 30, 2002                   --             --             --             --          (581,106)       (581,106)
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance September 30, 2002         1,116,636            112      5,973,351              0      (6,025,704)        (52,241)

Recapitalization of
  private company                 13,248,000          1,325        238,594           --              --           239,919

Stock issued for services          7,275,000            727        810,523           --              --           811,250
Stock issued for bridge
  loan conversions                 1,957,300            196        978,454           --              --           978,650

Stock subscriptions                  114,800             11         57,389   $     57,389    $    (57,400)              0
Net loss for year ended
 September 30, 2003                     --             --             --             --        (2,039,109)     (2,039,109)
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2003       23,711,736          2,371      8,058,311        (57,400)     (8,064,813)        (61,531)


Stock issued for services            200,000             20         49,980           --              --            50,000
Stock subscription                14,040,000          1,404      7,018,596     (6,520,000)           --           500,000
Stock issued for management
 services                          4,000,000            400      1,999,600           --              --         2,000,000
Stock subscriptions received            --             --             --              200            --               200
Stock issued for bridge loan
 conversions                       1,658,228            166        828,948           --              --           829,114
Stock issued for equipment           120,000             12         29,988           --              --            30,000
Net loss for six months ended
  March 31, 2004                        --             --             --             --        (1,145,071)     (1,145,071)
                                ------------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2004           43,729,964   $      4,373   $ 17,985,423   $ (6,577,200)   $ (9,209,884)   $  2,202,712
                                ------------   ------------   ------------   ------------    ------------    ------------





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows
                For the six months ended March 31, 2003 and 2002
                                   (UNAUDITED)

                                                              Three months ended March 31,     Six months ended March 31,
                                                                  2004            2003            2004            2003
                                                              ------------    ------------    ------------    ------------
Operating Activities
Net (loss)                                                    $   (546,792)   $   (269,124)   $ (1,145,071)   $   (530,667)
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                   18,718           9,135          35,760          18,270
    Common stock issued for services                                50,000          82,500
Changes in operating assets and liabilities:

  Accounts receivable                                                 --             3,171          (2,505)         (5,525)
  Prepaid expense                                                     --              --              --           (18,043)
  Accounts payable                                                 (26,000)        141,174         (53,188)        181,890
  Accrued interest expense                                           1,455          14,356           3,438          22,474
  Accrued compensation                                              30,000            --            75,000            --
                                                              ------------    ------------    ------------    ------------
Net cash provided by operating activities                         (522,619)       (101,288)     (1,036,566)       (249,101)
                                                              ------------    ------------    ------------    ------------

Investing Activities
 Capital expenditures                                              (49,089)        (23,145)        (79,789)        (27,088)
                                                              ------------    ------------    ------------    ------------
Net cash (used in) investing activities                            (49,089)        (23,145)        (79,789)        (27,088)
                                                              ------------    ------------    ------------    ------------

Financing Activities
Proceeds from common stock sales                                      --              --           300,000            --

Proceeds from bridge loans                                         192,038         219,000         813,608         219,000
Proceeds from notes payable                                        231,850         100,500         254,350         255,272
Payments on notes payable                                         (263,121)           --          (268,615)           --
Collection on subscription receivable                                 --              --               200            --
                                                              ------------    ------------    ------------    ------------
Net cash provided by financing activities                          160,767         319,500       1,099,543         474,272
                                                              ------------    ------------    ------------    ------------


Increase (decrease) in cash                                       (410,941)        195,067         (16,812)        198,083
Cash at beginning of period                                        629,537           3,016         235,408            --
                                                              ------------    ------------    ------------    ------------
Cash at end of period                                         $    218,596    $    198,083    $    218,596    $    198,083
                                                              ------------    ------------    ------------    ------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                  $       --      $       --      $       --      $       --
    Income taxes                                              $       --      $       --      $       --      $       --
Non-cash transactions:
    Common stock issued for services                          $       --      $       --      $     50,000    $     82,500



                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2003, which was filed January 14, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of March 31, 2004 and the results of its Operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2004.

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

     On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas. Among other things, the Agreement provided for the Company's purchase of approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. In June of 2003, the remaining 10% of Urban-Texas common stock was contributed to the Company.

     Urban-Texas is considered the accounting acquirer, and the accompanying financial statements include the operations of Urban-Texas from the earliest period presented. The Company operated from May 1, 2002 to February 7, 2003 as a 71% subsidiary of Urban-Texas, a predecessor entity to the existing business. The May 1, 2002 and February 7, 2003 transactions with the Company are presented as a recapitalization of Urban-Texas.

     The Company is authorized to issue 200,000,000 shares of $.0001 par value stock and 500,000 shares of $1.00 par value preferred stock.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     The Company is engaged in the business of supplying programming to broadcast television stations and cable systems. The Company's programming format is specifically focusing on the African American and Hispanic demographic markets. Formerly the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

     Accounting Method

     The Company records income and expenses on the accrual method.

     Revenue Recognition

     The Company's sources of revenues includes sale of short-form national and local spot advertising long-form program time slots. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level.

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

     Concentration of Credit Risk

     The Company periodically maintains cash in excess of federally insured limits. The amount in excess at March 31, 2004 was $-0-.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2004
                                 (UNAUDITED)


2.   Significant Accounting Policies - continued

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the six months ended March 31, 2004 and 2003.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)



3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At March 31, 2004 and 2003 an allowance for doubtful accounts was not considered necessary.


4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $77,726 and the amortization for the six months ended March 31, 2004 and 2003 was $19,563 and $14,520, respectively.

     Future amortization of the Network assets at March 31, 2004 will be $117,903 and on an annual basis be as follows:

               Year ended September 30, 2004              $19,563
               Year ended September 30, 2005              $39,125
               Year ended September 30, 2006              $39,125
               Year ended September 30, 2007              $20,090


5.   Property, Plant and Equipment

     The Company acquired equipment totaling $5,084 during the year ended September 30, 2003 and $37,708 and $109,789 during the six months ended March 31, 2004, which included the issuance of 120,000 shares of the Company's common stock valued at $30,000. Equipment is recorded at cost and depreciation is calculated on a straight-line basis over three (3) to five
     (5) years. Total depreciation of the equipment has been $29,051 and depreciation for the six months ended March 31, 2004 and 2003 was $16,197 and $3,750, respectively.


6    Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company leased office space from one its shareholders and director for $2,000 per month. The lease expired on March 31, 2004. The total rental expense for the six months ended March 31, 2004 and 2003 was $12,000 and $6,000, respectively. Amounts payable were $-0- and $24,000, respectively.

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the six months ended March 31, 2004 and 2003, the total expense paid out was $202,245 and $33,543, respectively.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the six months ended March 31, 2004 and 2003, the total expense paid out for these services was $55,848 and $132,534, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


6.   Related Party Transactions - continued

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

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. The balance on this loan was $97,935 at March 31, 2004.

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

7.   Notes Payable

     Notes payable consist of:

                                                      March 31,    September 30,
                                                        2004            2003
                                                   -------------   -------------
     Notes payable to stockholders at 6%
      interest payable on September 30, 2004       $      97,935   $     132,200
     Note payable to individual at 0% interest
      Payable on July 1, 2004                             20,000            --
                                                   -------------   -------------
                                                   $     117,935   $     132,200
                                                   -------------   -------------

8.   Convertible Bridge Loan

     Convertible bridge loans consist of:

                                                      March 31,    September 30,
                                                        2004            2003
                                                   -------------   -------------
     Convertible bridge loan payable to
      individuals at 6% interest payable
      on February 14, 2004                         $      21,494   $      37,000
                                                   -------------   -------------

     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at March 31, 2004 and 2003.

     The (provision) benefit for income tax consist of the following:

                                          March 31,          December 31,
                                            2004                 2002
                                        ------------         ------------
                           Current      $          0         $          0
                           Deferred                0                    0
                                        ------------         ------------
                                        $          0         $          0
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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2004
                                 (UNAUDITED)



10.  Capital Stock - continued

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

     During the six months ended March 31, 2004, the Company issued 1,658,228 shares of its common stock to Bridge Loan Lenders who elected to convert $829,114 of bridge loans to common stock at the rate of 2 shares for each dollar of bridge loan converted.


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


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

     No preferred shares had been issued as of March 31, 2004.


12.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the six months ended March 31, 2004 and 2003, the amount expensed were $108,258 and $151,572, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $360,860 and be due as follows:

                  Year ended September 30, 2004            $108,258
                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086


     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the six months ended March 31, 2004 and 2003, the amount expensed for Uplink services was $48,000 and $40,000, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $160,000 and be due as follows:

                  Year ended September 30, 2004            $48,000
                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000

     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. For periods ended September 30, 2003 and 2002, the amount expensed for office space lease was $14,000 and $24,000. For the six months ended March 31, 2004 and 2003, the amount expensed for office space was $12,000, respectively. This lease was terminated by mutual agreement on March 31, 2004.

     The Company entered into a lease for office space on March 8, 2004 for a period of one year ending on February 28, 2005. For the period beginning March 8, 2004 and ended March 31, 2004 the amount expensed for office space was $1,550.

     Future lease payments due during the term of the lease ending on February 28, 2005 will equal $25,630.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     In October 2003, the employment agreement of Randy Moseley was amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the Officer Position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008. During the six months ended March 31, 2004, $75,000 of Mr. Moseley's compensation was accrued as a payable.

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

     The Company may raise additional capital through the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $1,193,108 from $813,608 in bridge loans, $79,500 in advances from shareholders and $300,000 in cash from the Wright Entertainment LLC subscription agreement.


14.  Subsequent Events

     On April 27, 2004, the Company's Board of Directors, with Lonnie G. Wright abstaining, accepted a contribution of master control and uplinking assets from Wright Entertainment LLC in lieu of the April 30, 2004 payment due by Wright Entertainment, LLC on its stock purchase agreement described in Note 10 above. Any value in excess of the April 30, 2004 payment amount to be determined by outside independent appraisal will be applied towards future payments due on the Wright Entertainment LLC stock purchase agreement.

Item  2.    Management's Discussion and Analysis or Plan of Operation.

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada On October 21, 1986. The principal office of the corporation is 2707 S. Cooper, Suite 119, Arlington, Texas 76015.

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

On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas to acquire approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. The remaining 10% was contributed to the Company in June of 2003.

Urban-Texas is considered the accounting acquirer, and the accompanying financial statements include the operations of Urban-Texas from the earliest period presented. The May 2002 and February 2003 transactions with the Company are presented as a recapitalization of Urban-Texas.

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

The Company acquired a general market television network affiliate base from Hispanic Television Network, Inc. (HTVN). This television network was rebranded to focus on the minority markets, primarily the African American and Hispanic markets, across the United States. The network presently includes approximately 72 broadcast television station affiliates in various parts of the country.

We are targeting the minority markets, primarily the African American and Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. With few competitors that are exclusively devoted to programming to the minority markets, especially the African American market, which composes approximately 13% of the U.S. population with a spending power in excess of $500 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $500+ billion range. We feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our affiliate stations, total advertising dollars dedicated to the markets served by our affiliate stations, advertising dollars dedicated to the African American and Hispanic consumers in the markets served by our affiliate stations, our affiliate stations' audience ratings, our ability to provide interesting minority focused programming, local market competition from other television stations and other media, and government regulations and policies, such as the multiple ownership rules, the ability of Class A affiliate stations to be considered must carry for cable systems (this would increase their local coverage) and the deadlines for television stations converting to digital signals (which financial requirement could determine whether the stations remain on the air).

Management is implementing a revenue generation plan that includes local advertising sales, for company operated stations, securing network advertising at the best available rate, uplinking other parties signals to the satellite, plus implementing a Technology plan to assist its affiliates with sale of their local advertising time. Management intends to increase rates as affiliate stations are added to the network. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies.


OPERATIONS. The Company had revenues of $31,196 and $43,870 for the three months ended March 31, 2004 and 2003, respectively and $57,167 and $93,888 for six months ended March 31, 2004 and 2003, respectively. Currently most of our network advertising has been sold to direct response and per inquiry advertisers. The decrease in the six month period and quarter ending March 31, 2004 compared to 2003 is due to the Company continuing to be in the development stages and not having an established advertising client base. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

The operations are still in the development stages and the Company is dependent Upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended March 31, 2004 and 2003 the Company had operating cost of $311,708 and $258,594, respectively. For the six months ended March 31, 2004 and 2003, the Company had operating cost of $628,661 and $490,660, respectively. The major components of cost of operations for the three months and six months periods ended March 31, 2004 and 2003 were as follows:


                                 Three months ended    Six months ended
                                -------------------   -------------------
                                  2004       2003       2004       2003
                                --------   --------   --------   --------

Satellite and uplink services   $107,891   $161,122   $186,020   $301,572
Master control and production     86,103     34,488    215,656     52,654
Operations of stations            90,843      1,950    171,137      3,900
Technology expenses               26,871     61,034     55,848    132,534
                                --------   --------   --------   --------
   Total                        $311,708   $258,594   $628,661   $490,660
                                --------   --------   --------   --------


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

The costs of operations for stations increased by $88,893 in three months ended March 31, 2004 as compared to 2003 primarily as the result operating a station in Dallas, Texas at a cost of $81,844 that the Company did not have in 2003.

The costs of operations for stations increased by $167,237 in six months ended March 31, 2004 as compared to 2003 primarily as the result operating a station in Dallas, Texas at a cost of $152,209 that the Company did not have in 2003 and a $15,028 increase in the cost of the Oklahoma City station.

The technology expenses decreased by $34,163 for the three months ended March 31, 2004 as compared to 2003 due primarily to a decrease in system software development.

The technology expenses decreased by $76,686 for the six months ended March 31, 2004 as compared to 2003 due primarily to a decrease in system software development.

Administration expenses of $246,339 for the three months ended March 31, 2004 increased by $215,431 or 697% over the administrative expenses of $30,908 for the three months ended March 31, 2003.

Administration expenses of $534,712 for the six months ended March 31, 2004 increased by $440,671 or 469% over the administrative expenses of $94,041 for the six months ended March 31, 2003.

Following is a comparative of the major expense categories for the three months ended March 31, 2004 and 2003 and The six months ended March 31, 2004 and 2003.


                                Three months ended     Six months ended
                                -------------------   -------------------
                                  2004       2003       2004       2003
                                --------   --------   --------   --------


Administration cost             $ 55,000   $   --     $125,000   $   --
Consulting                        55,195      4,500    115,889      4,500
Travel, conventions               38,419      5,445     82,540      6,546
Legal fees                        22,000       --       54,500     27,500
Accounting fees                    2,301       --       12,301     11,500
Public relations costs               500       --       10,230       --
Transfer Agent, permit fees        5,784      1,500     17,849      2,810
Rent expenses                     13,330       --       23,876      6,000
Internet costs                     6,371      6,000     13,051      6,000
Supplies                          24,781      8,200     36,811     14,762
Telephone                          6,610      4,598     13,575     11,467
Postage and shipping               1,679        665      4,671      2,956
Marketing,printing,promotions      5,348       --       18,341       --
Other                              9,021       --        6,078       --
                                --------   --------   --------   --------
          TOTAL                 $246,339   $ 30,908   $534,712   $ 94,041
                                --------   --------   --------   --------


The increase in administrative costs is due to management not taking any compensation during the six months ended March 31, 2003.

The increase in consulting fees is due the Company incurring limited consulting expenses during the six months ended March 31, 2003. In 2004 the company has brought in additional management and paid them as consultants and it is not in the position to pay them on a regular salary basis at this time.

The increase in travel and conventions is related to the Company's travel related cost associated with the minority Las Vegas, Nevada group that purchased majority control of the Company and increased attendance at national television and cable conventions.

The increase in public relations is due to an increase in expenses for public functions, announcements and support for minority groups.

The increase in transfer agent expenses is related to the cost incurred in the bridge loan investors converting their bridge loans to common stock of the company.

The increase in rent expense is due the Company incurring additional space for sales offices and studio production facilities.

Internet cost increased during the six months ended March 31, 2004 due the Company Installing its own high speed Internet line at the corporate offices.

The increase in costs of supplies is due primarily to the Company's conversion from a tape digital based operations for its program insertions. This will give the Company the ability to deliver a consistent television signal to its affiliates and save on labor costs in the future.

The increase in marketing, printing and promotions increased in 2004 due the Company developing marketing brochures and sponsoring events to promote the network.

The Company had operating losses for the three months ended March 31, 2004 and 2003 of $545,569 and $254,767, respectively. The increase of $290,802 from 2004 to 2003 is due primarily to the $88,893 increase of expenses for station operating costs and the $215,431 increase in administrative expenses.

The Company had operating losses for the six months ended March 31, 2004 and 2003 of $1,141,966 and $509,083, respectively. The increase of $596,162 from 2004 to 2003 is due primarily to the $167,237 increase of expenses for station operations and the $440,671 increase in administration expenses.

EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $.03 for the three months March 31, 2004 and 2003, respectively. The basic and diluted net loss per share of common stock was $0.03 and $.09 for the six months March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and to a much lesser extent revenues generated from operations. The Company has incurred cumulative losses of $9,209,884 from the inception of the Company through March 31, 2004.

Current assets at March 31, 2004 were $225,342 which were exceeded by current liabilities of $264,422 by $39,080.

Our growth will require additional funds that may come from a variety of sources, including shareholder loans, equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our growth, including funding our working capital needs, performing digital upgrades, funding key programming acquisitions, performing station capital upgrades, securing cable connections, funding master control/network equipment upgrades, acquisition of new stations and making strategic investments.

We had net losses $546,792 and $269,124 for the three months ended March 31, 2004 and 2003, respectively and $ 1,145,071 and $530,667 for the six months ended March, 31 2004 and 2003, respectively. We expect these losses to continue as we Incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2004, although we can offer no assurance in this regard. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity.


Financing activities for the three months ended March 31, 2004 include:

1) Bridge loan subscriptions of $192,532 for the $1,500,000 convertible Bridge loan agreement with interest at the rate of six percent (6%) per annum with a consortium of private investors. The bridge loan lenders have the option to convert their loans before the maturity date of February 14, 2004 into common stock of the Company at the rate of two shares of common stock for every dollar invested. During the three months ended March 31, 2004 bridge loan lenders of $192,038 had elected to convert their bridge loan to 384,076 shares of common stock.

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

Other Events

     On March 24, 2004, the Board of Directors nominated Edward Maddox, as the President and director. Mr. Maddox replaced Conrad H. Bullard, who resigned as Executive Vice President and as a director of the Company on March 16, 2004.

     Mr. Maddox has over 30 years of experience in television, mass media, finance and politics. Mr. Maddox is the former Executive Vice President of Black Entertainment Television (BET). He was former Special Assistant to Senior Vice President, Finance and Administration, for The Times Mirror Corporation. He was the first minority broadcaster to be a Host/Moderator on C-SPAN, a position that he held for twelve years. Mr. Maddox is the Founder, President and CEO of Powerhouse Corp, Inc., a multi-ethnic public relations firm. He was formerly the Executive Vice President of FreedomCard, Inc., the first minority owned credit card in the U.S. Mr. Maddox was the Founder, President and CEO of Summit 2000,
Inc., a non-profit umbrella organization of fifteen national non-profit professional and civil rights groups. Mr. Maddox was the Founder and CEO of The Maddox Company, a Washington D.C. based business and political consulting firm. Mr. Maddox was a Senior Vice president for Cranston Prescott, a subsidiary of Kemper Financial. Mr. Maddox was Staff Assistant to the President for the Former President of the United States Jimmy Carter during President Carter's Administration, after being a Staff Member of President Carter's successful Presidential campaign. Mr. Maddox was a former Honor's Attorney for the U.S. Department of Transportation. Mr. Maddox is a graduate of Boalt Hall, School of Law, University of California, Berkley California, Editor-in-Chief of the Black Law Journal, and holds a B.A. in Political Science from the University of California at Los Angeles (UCLA).

     On April 28, 2004 the Company's Board of Directors approved to give Wright Entertainment, LLC full voting rights on the common stock that it owns in the Company, except for any votes that may affect the terms of Wright Entertainment, LLC debt obligations to the Company. Wright Entertainment LLC had given, as a condition of it stock purchase agreement with the Company on October 30, 2003, an irrevocable proxy to Randy Moseley, an officer of the Company, until Wright Entertainment LLC had satisfied its purchase obligations. The Company never requested Mr. Moseley to exercise the proxy rights on the Wright Entertainment LLC shares from October 30, 2003 through April 28, 2004.

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


Item 3.  Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10QSB. There was no change in the Company's internal control over financial reporting during the Company's most recent completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.


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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ending March 31, 2004, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company. The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of six (6%) percent per annum. During the quarter ended March 31, 2004, a total of $192,532 was advanced on the agreement. The lenders may convert their loans, including accrued interest, to our common stock at the rate of two (2) shares for each dollar loaned, at any time prior to maturity on February 14, 2004. During the quarter ended March 31, 2004, a total of $192,038 in bridge loans were converted to 384,076 shares of the Company's common stock.

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

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or Otherwise, during the second quarter of the fiscal year covered by this report.

Item 5. Other Information

     On March 24, 2004, the Board of Directors nominated Edward Maddox, as the President and director. Mr. Maddox replaced Conrad H. Bullard, who resigned as Executive Vice President and as a director of the Company on March 16, 2004.

     Mr. Maddox has over 30 years of experience in television, mass media, finance and politics. Mr. Maddox is the former Executive Vice President of Black Entertainment Television (BET). He was former Special Assistant to Senior Vice President, Finance and Administration, for The Times Mirror Corporation. He was the first minority broadcaster to be a Host/Moderator on C-SPAN, a position that he held for twelve years. Mr. Maddox is the Founder, President and CEO of Powerhouse Corp, Inc., a multi-ethnic public relations firm. He was formerly the Executive Vice President of FreedomCard, Inc., the first minority owned credit card in the U.S. Mr. Maddox was the Founder,

President and CEO of Summit 2000, Inc., a non-profit umbrella organization of fifteen national non-profit professional and civil rights groups. Mr. Maddox was the Founder and CEO of The Maddox Company, a Washington D.C. based business and political consulting firm. Mr. Maddox was a Senior Vice president for Cranston Prescott, a subsidiary of Kemper Financial. Mr. Maddox was Staff Assistant to the President for the Former President of the United States Jimmy Carter during President Carter's Administration, after being a Staff Member of President Carter's successful Presidential campaign. Mr. Maddox was a former Honor's Attorney for the U.S. Department of Transportation. Mr. Maddox is a graduate of Boalt Hall, School of Law, University of California, Berkley California, Editor-in-Chief of the Black Law Journal, and holds a B.A. in Political Science from the University of California at Los Angeles (UCLA).



Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.    Description and Method of Filing
----------     --------------------------------

10.01*         Amended Subscription Agreement with Wright Entertainment, LLC.

31.1 Certification by Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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


* Filed with previous filing


     (b)  Reports on Form 8-K.

              None



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004


Urban Television Network Corporation


By: /s/ Lonnie G. Wright                  By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Lonnie G. Wright                          Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO