Form 10QSB
period 2004-06-30
URBAN TELEVISION NETWORK CORP
filed 2004-08-13
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2004


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from         to
                                              -------    --------

                         Commission file number   33-58972
                                                ------------


                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                       22-2800078
-------------------------------                ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)



           2707 South Cooper, Suite 119, Arlington, TX      76015
         -------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)



                  Issuer's telephone number, ( 817 )   303  -  7449
                                             -------  -----   ------

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

     62,603,509 shares of common stock, $0.0001 par value, as of August 5, 2004

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

Item 3.  Controls and Procedures..............................................22


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................22

Item 5.   Other Information...................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................23






Signatures....................................................................23

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2004, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                            June  30,      September 30,
                                                                               2004             2003
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
                                     Assets
Currents assets

  Cash and cash equivalents                                               $      12,017    $     235,408
  Accounts receivable                                                             6,746            4,241
  Deposits                                                                        5,000             --
                                                                          -------------    -------------
              Total current assets                                               23,763          239,649
                                                                          -------------    -------------

Furniture, fixtures and equipment, net                                          149,289           29,938
                                                                          -------------    -------------

Other assets
   Prepaid management services                                                2,000,000             --
   Network assets, net                                                          108,121          137,465
  Organizational costs                                                              360              360
                                                                          -------------    -------------
             Total other assets                                           $   2,108,481    $     137,825
                                                                          -------------    -------------

             Total assets                                                 $   2,281,533    $     407,412
                                                                          -------------    -------------


                      Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $      84,696    $      96,678
  Due to stockholders                                                              --            198,515
  Notes payable to stockholder                                                   12,200          132,200
  Bridge loans payable                                                             --             37,000
  Note payable                                                                    5,000             --
  Accrued compensation                                                          115,000             --
  Deferred revenue                                                               91,750             --
  Accrued interest payable                                                        6,419            4,550
                                                                          -------------    -------------
             Total current liabilities                                          315,065          468,943
                                                                          -------------    -------------



Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    61,428,509 and 23,711,736 outstanding at June 30, 2004 and
    September 30,2 003, respectively                                              6,143            2,371
  Additional paid-in capital                                                 22,765,586        8,058,311
  Stock subscriptions receivable                                             (6,800,000)         (57,400)
  Retained earnings (deficit)                                               (14,005,261)      (8,064,813)
                                                                          -------------    -------------
             Total stockholders' equity                                       1,966,468          (61,531)
                                                                          -------------    -------------

Total liabilities and stockholders' equity                                $   2,281,533    $     407,412
                                                                          -------------    -------------





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations


                                   (UNAUDITED)

                                     Three months ended June 30,     Nine months ended June 30,
                                        2004            2003            2004            2003
                                    ------------    ------------    ------------    ------------
Revenues                            $     71,842    $    123,400    $    129,009    $    217,288
                                    ------------    ------------    ------------    ------------
Expenses:
  Satellite and uplink services           80,174          71,366         266,194         372,938
  Master control and production           57,923          50,655         273,579          87,711
  Station operating costs                 74,934          30,050         246,071          33,950
  Technology expenses                    147,260          87,662         203,108         220,196
  Administration                       4,484,054         883,889       5,018,787       1,128,090
  Depreciation and amortization           22,937          31,450          58,697          91,100
                                    ------------    ------------    ------------    ------------
Total expenses                         4,867,282       1,155,072       6,066,436       1,933,985
                                    ------------    ------------    ------------    ------------
Income (loss) from operations         (4,795,440)     (1,031,672)     (5,937,427)     (1,716,697)

Other (income) expense
  Interest income                           --              --               333            --
  Interest (expense)                        --           (17,272)         (3,354)        (38,855)
                                    ------------    ------------    ------------    ------------

Net loss                            $ (4,795,440)   $ (1,048,944)   $ (5,940,448)   $ (1,755,552)
                                    ------------    ------------    ------------    ------------

Earnings per share:
   Net income (loss)                $       (.09)   $      (0.05)   $      (0.13)   $      (0.16)
Weighted average number of common
  shares outstanding                  55,352,099      20,372,969      44,007,166      11,176,612





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)


                                             Common Stock             Additional       Stock                            Total
                                       ---------------------------      Paid-In     Subscription                       Capital
                                          Shares         Amount         Capital      Receivable        Deficit         Deficit
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance at September 30, 2001               311,636   $         31   $  5,444,567   $          0    $ (5,444,598)   $          0

Recapitalization of
   private company                          800,000             80        518,785           --              --      $    518,865
Stock issued to Hispanic
  Television Network                          5,000              1          9,999           --              --            10,000
Net income for year ended
   September 30, 2002                          --             --             --             --          (581,106)       (581,106)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance September 30, 2002                1,116,636            112      5,973,351              0      (6,025,704)        (52,241)

Recapitalization of
   private company                       13,248,000          1,325        238,594           --              --           239,919
Stock issued for services                 7,275,000            727        810,523           --              --           811,250
Stock issued for bridge
   loan conversions                       1,957,300            196        978,454           --              --           978,650

Stock subscriptions                         114,800             11         57,389   $    (57,400)           --              --
Net loss for year ended
   September 30, 2003                          --             --             --             --        (2,039,109)     (2,039,109)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2003              23,711,736          2,371      8,058,311        (57,400)     (8,064,813)        (61,531)



Stock issued for services                15,667,000          1,567      3,915,183           --              --         3,916,750

Stock subscription                       14,000,000          1,400      6,998,600     (6,800,000)           --           200,000
Stock issued for management services      4,000,000            400      1,999,600           --              --         2,000,000
Stock subscriptions received                   --             --             --           57,400            --            57,400
Stock issued for bridge loan
   Conversions                            3,914,773            392      1,760,155           --              --         1,760,547
Stock issued for equipment                  120,000             12         29,988           --              --            30,000
Stock issued to vendor                       15,000              1          3,749           --              --             3,750
Net loss for nine months ended
   June 30, 2004                               --             --             --             --        (5,940,448)     (5,940,448)
                                       ------------   ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2004                   61,428,509   $      6,143   $ 22,765,586   $ (6,800,000)   $(14,005,261)   $  1,966,468
                                       ------------   ------------   ------------   ------------    ------------    ------------


                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows

                                   (UNAUDITED)

                                                    Three months ended June 30,     Nine months ended June 30,
                                                       2004            2003           2004            2003
                                                    -----------     -----------    -----------     -----------
Operating Activities
Net (loss)                                          $(4,795,440)    $(1,048,944)   $(5,940,448)    $(1,755,552)
Adjustments to reconcile net income to net cash
  oprovided by Operating activities:
    Depreciation and amortization                        22,937          31,450         58,697          91,100
    Common stock issued for services                  3,870,500         728,750      3,920,500         811,250
Changes in operating assets and liabilities:
  Accounts receivable                                      --            (7,775)        (2,505)        (13,300)
  Prepaid expense                                        (5,000)           --           (5,000)        (18,043)
  Accounts payable                                      (26,000)        (14,143)       (11,982)        167,747
  Accrued interest expense                                1,455          16,372          1,869          38,855
  Accrued compensation                                   40,000          61,031        115,000         195,594
  Deferred revenue                                       91,750            --           91,750            --
                                                    -----------     -----------    -----------     -----------
Net cash provided by operating activities              (799,798)       (233,259)    (1,772,119)       (482,349)
                                                    -----------     -----------    -----------     -----------
Investing Activities
 Capital expenditures                                   (15,000)          9,088       (118,704)        (18,011)
                                                    -----------     -----------    -----------     -----------
 Net cash (used in) investing activities                (15,000)          9,088       (118,704)        (18,011)
                                                    -----------     -----------    -----------     -----------
Financing Activities
Proceeds from bridge loans                              628,219         132,200      1,782,432         351,200
Proceeds from notes payable                                --              --           25,000         255,272
Payments on notes payable                               (20,000)        (52,043)      (140,000)        (52,043)
                                                    -----------     -----------    -----------     -----------
Net cash provided by financing activities               608,219          80,157      1,667,432         554,429
                                                    -----------     -----------    -----------     -----------

Increase (decrease) in cash                            (206,579)       (144,014)      (223,391)         54,069

Cash at beginning of period                             218,596         198,083        235,408            --
                                                    -----------     -----------    -----------     -----------
Cash at end of period                               $    12,017     $    54,069    $    12,017     $    54,069
                                                    -----------     -----------    -----------     -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:                   $      --       $      --      $      --       $      --
    Interest
    Income taxes                                    $      --       $      --      $      --       $      --

  Non-cash transactions:
    Common stock issued for services                $ 3,870,500     $      --      $ 3,920,500     $    82,500



                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; however, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2004 and its results of operations and cash flows for the interim periods presented. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10_KSB for the year ended September 30, 2003, which was filed January 14, 2004. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2004.

2.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 2707 South Cooper, Suite 119, Arlington, Texas 76015.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     The Company is engaged in the business of supplying programming to broadcast television stations and cable systems. The Company's programming format is specifically focusing on the African American and English speaking Hispanic demographic markets. Formerly the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Concentration of Credit Risk

     The Company periodically maintains cash in excess of federally insured limits. The amount in excess at June 30, 2004 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the nine months ended June 30, 2004 and 2003.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At June 30, 2004 and 2003 an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $87,507 and the amortization for the nine months ended June 30, 2004 and 2003 was $29,344 and $14,520, respectively.

     Future amortization of the Network assets at June 30, 2004 will be $108,121 and on an annual basis be as follows:

               Year ended September 30, 2004              $ 9,781
               Year ended September 30, 2005              $39,125
               Year ended September 30, 2006              $39,125
               Year ended September 30, 2007              $20,090

5.   Property, Plant and Equipment

     The Company acquired equipment totaling $5,084 during the year ended September 30, 2003 and $148,704 during the nine months ended June 30, 2004, which included the issuance of 120,000 shares of the Company's common stock valued at $30,000. Equipment is recorded at cost and depreciation is calculated on a straight-line basis over three (3) to five (5) years. Total depreciation of the equipment has been $42,207 and depreciation for the nine months ended June 30, 2004 and 2003 was $29,353 and $10,383, respectively.

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

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the nine months ended June 30, 2004 and 2003, the total expense paid out was $260,067 and $87,711, respectively.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the nine months ended June 30, 2004 and 2003, the total expense paid out for these services was $203,108 and $220,196, respectively.

     During the periods ended September 30, 2003 and 2002, the Company executed interest bearing notes with shareholders. The Company borrowed $298,127 and $263,165 from the shareholders and made repayments of $164,177 and $66,400 during the years ended September 30, 2003 and 2002, respectively. At September 30, 2003, $168,765 of the notes plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. In October

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


6.   Related Party Transactions - continued

     2003, a shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. The balance on this loan was $12,200 at June 30, 2004.

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale.The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. Subsequent to December 31, 2003, the subscription agreement has been amended to set the first four quarterly installments at $437,500, the first one being due and payable on April 30, 2004 and the next three being due and payable every three months thereafter with the remaining quarterly installments in the amount of $875,000 each payable every three months thereafter until the total subscription amount has been paid including accrued interest. On April 27, 2004, the Company's Board of Directors, with Lonnie G. Wright abstaining, accepted a contribution of master control and uplinking assets from Wright Entertainment, LLC in lieu of the April 30, 2004 and future payments due by Wright Entertainment, LLC on its stock purchase agreement, depending on the value of the assets as determined by an outside independent appraisal. All of the shares have been pledged as security for the promissory note and will be physically held by the Company. Additionally, the board of directors authorized the issuance of Four Million (4,000,000) common shares to Wright Entertainment for executive management services to be valued at $2,000,000. These shares will be held by the Company and accounted for as prepaid management services until the total subscription price has been paid by Wright Entertainment. When the shares have been earned by Wright Entertainment, the $2,000,000 will be amortized over four years.

7.   Notes Payable

     Notes payable consist of:

                                                      June 30,     September 30,
                                                       2004            2003
                                                   -------------   -------------
     Notes payable to stockholders at 6%
      interest payable on September 30, 2004       $      12,200   $     132,200
     Note payable to individual at 0% interest
      Payable on July 1, 2004                              5,000            --
                                                   -------------   -------------
                                                   $      17,200   $     132,200
                                                   -------------   -------------

8.   Convertible Bridge Loan

     Convertible bridge loans consist of:
                                                      June 30,     September 30,
                                                       2004            2003
                                                   -------------   -------------
     Convertible bridge loan payable to
      individuals at 6% interest payable
      on February 14, 2004                         $        --     $      37,000
                                                   -------------   -------------

     The convertible bridge loans are convertible into the Company's common stock at the rate of two shares of common stock for each dollar of
     convertible   bridge  loan  plus  accrued  interest  through  the  date  of conversion.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2004 and 2003.

     The (provision) benefit for income tax consist of the following:

                                        June 30,         June 30,
                                          2004             2003
                                        --------         --------
                           Current      $      0         $      0
                           Deferred            0                0
                                        --------         --------
                                        $      0         $      0
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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


10.  Capital Stock - continued

     During the period ended September 30, 2003, the Company issued 1,957,300 shares of its common stock to Bridge Loan Lenders who elected to convert $978,650 of bridge loans to common stock at the rate of 2 shares for each dollar of bridge loan converted.

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company. The Company sold Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was achieved by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued on a note payable to the lender. Subsequent to December 31, 2003, the subscription agreement has been amended to set the first four quarterly installments at $437,500 each beginning April 30, 2004 and the remaining quarterly installments remaining at $875,000 each until the total subscription amounts has been paid including accrued interest. On April 27, 2004, the Company's Board of Directors, with Lonnie G. Wright abstaining, accepted a contribution of master control and uplinking assets from Wright Entertainment LLC in lieu of the April 30, 2004 and future payments due by Wright Entertainment, LLC on its stock purchase agreement, depending on the value of the assets as determined by an outside independent appraisal. All of the shares have been pledged as security for the promissory note and will be physically held by the Company. Additionally, the board of directors authorized the issuance of Four Million (4,000,000) common shares to Wright Entertainment for executive management services to be valued at $2,000,000. These shares will be held and accounted for as prepaid management services by the Company until the total subscription price has been paid by Wright Entertainment. When the shares have been forwarded to Wright Entertainment, the $2,000,000 will be amortized over four years.

     In October 2003, the Company issued 100,000 shares of its common stock for services rendered, which the Company valued at $25,000.

     In October 2003, the Company issued 120,000 shares of its common stock as part of the purchase of videoing and production equipment. The shares were valued at $30,000 in the purchase.

     In April 2004, the Company issued 8,300,000 shares of its common stock to management, directors and advisory board members for management services, which the Company valued at $2,075,000.

     In April 2004, the Company issued 7,167,000 shares of its common stock for legal services, strategic planning services, financial planning services and technology consulting services, which the Company valued at $1,791,750.

     In April 2004, the Company issued 15,000 shares of its common stock in lieu Payments due on a television station lease agreement, which the Company valued at $3,750.

     During the nine months ended June 30, 2004, the Company issued 3,914,773 shares of its common stock to Bridge Loan Lenders who elected to convert bridge loans to common stock at a conversion value of $1,760,547.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)



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

     No preferred shares had been issued as of June 30, 2004.


12.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet(now Intelsat, Inc.) on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 (now Intelsat 5) for a period of three year ending on November 21, 2005. For the nine months ended June 30, 2004 and 2003, the amounts expensed were $162,387 and $126,301, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $306,731 and be due as follows:

                  Year ended September 30, 2004            $ 54,129
                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086


     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the nine months ended June 30, 2004 and 2003, the amounts expensed for uplink services were $72,000 and $56,000, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $136,000 and be due as follows:

                  Year ended September 30, 2004            $24,000
                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000

     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. For periods ended September 30, 2003 and 2002, the amount expensed for office space lease was $14,000 and $24,000. For the nine months ended June 30, 2004 and 2003, the amounts expensed for office space were $12,000 and $18,000, respectively. This lease was terminated by mutual agreement on March 31, 2004.

     The Company entered into a lease for office space on March 8, 2004 for a period of one year ending on February 28, 2005. For the period beginning March 8, 2004 and ended June 30, 2004 the amount expensed for office space was $6,990.

     Future lease payments due during the term of the lease ending on February 28, 2005 will equal $18,640.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     In October 2003, the employment agreement of Randy Moseley was amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008. During the nine months ended June 30, 2004, $115,000 of Mr. Moseley's compensation was accrued as a payable.

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

     The Company may raise additional capital through the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $1,442,108 from $1,142,108 in bridge loans and $300,000 in cash from the Wright Entertainment LLC subscription agreement.


14.  Subsequent Events

     On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council.

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

The consideration exchanged in Stock Exchange Agreement was negotiated between the Company and Urban-Texas in a transaction with management. The management of the Company and Urban-Texas, were the same individuals. The transaction did not represent an arms-length transaction.

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

We are targeting the minority markets, primarily the African American and Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. The African American market, composes approximately 13% of the U.S. population with a spending power in excess of $500 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $500+ billion range. With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council.

Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our affiliate stations, total advertising dollars dedicated to the markets served by our affiliate stations, advertising dollars dedicated to the African American and Hispanic consumers in the markets served by our affiliate stations, our affiliate stations' audience ratings, our ability to provide interesting minority focused programming, local market competition from other television stations and other media, and government regulations and policies, such as the multiple ownership rules, the ability of Class A affiliate stations to be considered must carry for cable systems to increase their distribution and the deadlines for television stations converting to digital signals.

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


OPERATIONS. The Company had revenues of $71,842 and $123,400 for the three months ended June 30, 2004 and 2003, respectively and $129,009 and $217,288 for nine months ended June 30, 2004 and 2003, respectively. Currently most of our network advertising has been sold to direct response and per inquiry advertisers. The decrease in the nine month period and quarter ending June 30, 2004 compared to 2003 is due to the Company continuing to be in the development stages and relying on per inquiry advertising and periodic paid programming rather than having an established advertising client base. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

The operations are still in the development stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended June 30, 2004 and 2003 the Company had operating cost of $360,291 and $239,733, respectively. For the nine months ended June 30, 2004 and 2003, the Company had operating cost of $988,952 and $714,795, respectively. The major components of cost of operations for the three months and nine months periods ended June 30, 2004 and 2003 were as follows:

                                        Three months ended    Nine months ended
                                       -------------------   -------------------
                                         2004       2003       2004       2003
                                       --------   --------   --------   --------

Satellite and uplink services          $ 80,174   $ 71,366   $266,194   $372,938
Master control and production            57,923     50,655    273,579     87,711
Operations of stations                   74,934     30,050    246,071     33,950
Technology expenses                     147,260     87,662    203,108    220,196
                                       --------   --------   --------   --------
   Total                               $360,291   $239,733   $988,952   $714,795
                                       --------   --------   --------   --------


In November of 2002, the Company terminated an arrangement with a company in Florida that provided satellite space, uplinking of the satellite signal to the satellite, master control, and tape editing/formatting. At that time the Company secured its own satellite space on Intel5 from Intelsat (formerly Loral Skynet) and uplinking services from Verestar, Inc. in Dallas, Texas and is working with a group of the Company's shareholders who are providing digital compression equipment, tape editing and master control tape playback 24 hours per day, 7 days per week. The Company expects this new arrangement to save it approximately $10,000 per month and give it more flexibility in taking live feeds and changing programming and advertising insertions.

The costs of operations for stations increased by $44,884 in three months ended June 30, 2004 as compared to 2003 primarily due to increase cost of $61,884 in operating a television station in Dallas, Texas the Company did not have until June of 2003.

The costs of operations for stations increased by $212,121 in the nine months ended June 30, 2004 as compared to 2003 primarily due to increased cost of $191,592 in operating a station in Dallas, Texas that the Company did not have until June 2003 and a $20,529 increase in the cost of a station in Oklahoma City.

The technology expenses increased by $59,598 for the three months ended June 30, 2004 as compared to 2003 due primarily to a $125,000 charge for common stock issued for services rendered and a decrease of $65,402 in cost of system software development.

The technology expenses decreased by $17,088 for the nine months ended June 30, 2004 as compared to 2003 due primarily to a decrease in a $47,500 decrease in charges for commons stock issued for services.

Administration expenses of $4,462,553 for the three months ended June 30, 2004 increased by $3,600,165 or 407% over the administrative expenses of $883,889 for the three months ended June 30, 2003.

Administration expenses of $5,018,787 for the nine months ended June 30, 2004 increased by $3,890,697 or 345% over the administrative expenses of $1,128,090 for the nine months ended June 30, 2003.

Following is a comparative of the major expense categories for the three months ended June 30, 2004 and 2003 and the nine months ended June 30, 2004 and 2003.


                                 Three months ended          Nine months ended
                               -----------------------   -----------------------
                                  2004         2003         2004         2003
                               ----------   ----------   ----------   ----------


Administration cost            $   66,500   $   61,031   $  191,500   $  195,594
Stock based compensation        3,666,750      678,750    3,716,750      706,250
Consulting                        578,279       27,303      638,168       28,561
Travel, conventions                33,154        7,599      115,694       13,570
Legal fees                         10,150        5,000       54,650        5,000
Commissions                        21,400       18,000       27,194       20,000
Accounting fees                       357        3,000       12,658       14,500
Public relations costs               --           --         10,230         --
Transfer Agent, permit fees         6,847        8,605       24,696       11,415
Rent expenses                      40,239       12,000       64,115       18,000
Internet costs                      4,016        9,000       17,067       12,000
Supplies - digital operations      16,963         --         44,772         --
Supplies                            1,737       33,209       28,204       42,288
Telephone                           6,958        9,924       20,533       27,391
Postage and shipping                2,174        1,381        6,845        8,837
Marketing,printing,promotions       1,700         --         12,782         --
Other                              26,830        9,087       32,929       24,684
                               ----------   ----------   ----------   ----------
          TOTAL                $4,484,054   $  883,889   $5,018,787   $1,128,090
                               ----------   ----------   ----------   ----------


The increase in stock based compensation is due primarily to the Company's adding additional management and directors as the result of the acquisition of a majority interest in the Company's common stock by Wright Entertainment, LLC

The increase in consulting fees is due the Company incurring limited consulting expenses during the nine months ended June 30, 2003. In 2004 the company has brought in additional financial and strategic consultants to assist the Company in its continued growth.

The increase in travel and conventions is related to the Company's travel related cost associated with the minority Las Vegas, Nevada group that purchased majority control of the Company and also to increased attendance at national television and cable conventions.

The increase in legal expense in 2004 is attributed primarily to legal expenses related to the Company's becoming majority owned by a minority group and related to a law suit involving a former employee and stockholder in which the Company was granted a permanent injunction and significant judgment.

The increase in public relations is due to an increase in expenses for public functions, announcements and support for minority groups.

The increase in transfer agent expenses is related primarily to the cost incurred in the bridge loan investors converting their bridge loans to common stock of the company.

The increase in rent expense is due the Company incurring additional space for sales offices and studio production facilities.

Internet cost increased during the nine months ended June 30, 2004 due the Company installing its own high speed Internet line at the corporate offices.

The increase in the supplies for digital operations is due to the Company's conversion from a tape to digital server based master control program retention and insertion operation. This will give the Company the ability to deliver a consistent television signal to its affiliates and save on tape and labor costs in the future.

The increase in marketing, printing and promotions increased in 2004 due the Company developing marketing brochures and sponsoring events to promote the network.


The Company had operating losses for the three months ended June 30, 2004 and 2003 of $4,795,440 and $1,031,672, respectively. The increase of $3,763,768 from
2004 to 2003 is due primarily to $3,600,165 increase in administrative expenses of which $2,988,000 was attributable to an increase in stock based compensation and $550,976 was attributable to an increase in consulting expenses.


The Company had operating losses for the nine months ended June 30, 2004 and 2003 of $5,937,427 and $1,716,697, respectively. The increase of $4,220,730 from
2004 to 2003 is due primarily to $3,890,697 increase in administrative expenses of which $3,010,500 was attributable to an increase in stock based compensation; and $609,607 was attributable to an increase in consulting expenses.


EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.09 and $0.04 for the three months June 30, 2004 and 2003, respectively. The basic and diluted net loss per share of common stock was $0.13 and $0.13 for the nine months June 30, 2004 and 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and to a much lesser extent revenues generated from operations. The Company has incurred cumulative losses of $14,005,261 from the inception of the Company through June 30, 2004.

Current assets at June 30, 2004 were $23,763 which were exceeded by current liabilities of $315,065 by $291,302. The Company's cash position at June 30, 2004 was $12,017, a decrease of $223,391 from the position at September 30, 2003. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Prepaid management services are the result of the issuance of Four Million (4,000,000) common shares to Wright Entertainment for executive management services to be valued at $2,000,000. These shares will be held by the Company and accounted for as prepaid management services until the total subscription price has been paid by Wright Entertainment. When the shares have been earned by Wright Entertainment, the $2,000,000 will be amortized over four years. Amounts due to stockholders decreased from $330,715 at September 30,2003 to $12,200 at June 30, 2004 as the result of $198,515 being contributed towards the stock subscription of Wright Entertainment, LLC and $120,000 being repaid. accrued compensation is the result of management deferring until the Company has funds available a portion of the amount for services rendered. Deferred income is the result of the Company receiving full payment for a year contract to air programming, which amount is being amortized on a monthly basis as the programming is aired.

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

We had net losses $4,795,440 and $1,048,944 for the three months ended June 30, 2004 and 2003, respectively and $5,940,448 and $1,755,552 for the nine months ended June 30, 2004 and 2003, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2004, although we can offer no assurance in this regard. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity.


Financing activities for the three months ended June 30, 2004 include:

Bridge loan subscriptions of $628,219 for the second $1,500,000 Convertible Bridge loan agreement with interest at the rate of six percent (6%) per annum with a consortium of private investors, established in October 2003. The bridge loan lenders have the option to convert their loans before the maturity date of one year from the date of the bridge loan agreement into common stock of the Company at the rate of two shares of common stock for every dollar invested. During the three months ended June 30, 2004 bridge loan lenders of converted bridge loans for 2,256,545 shares of common stock valued at $931,433.

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


Other Events

On May 18, 2004, the Board of Directors elected Clayton Wilkinson to fill the vacancy on the board created by the resignation of Anthony K. Campbell to pursue other interest. Mr. Wilkinson is presently President of R. J. Halden Holdings, Inc. In 1994, Mr. Wilkinson co-founded TEAMeffort Ministries, a youth missions organization in Tampa, Florida, and was Executive Director until 2004. Previously, Mr. Wilkinson was the Founder and President of Camp Eagle Christian Retreat Center in the Texas Hill Country. Prior to Camp Eagle, Mr. Wilkinson was the Pastor of Westchester Community Church in Grand Prairie, Texas. Mr. Wilkinson has also served as a Regional Event Volunteer Coordinator and speaker for Promise Keepers. Prior to going into full-time ministry Mr. Wilkinson was Vice-President - Real Estate for the First National Bank of Kerrville, Texas. Mr. Wilkinson holds a Master of Biblical Counseling degree from Colorado Christian University, a Bachelor of Commerce degree from Schreiner College and is a graduate of the National Commercial Lending School at the University of Oklahoma.


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


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

         During the quarter ending June 30, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

         In April 2004, the Company issued 8,300,000 shares of its common stock to ten persons for management services, which the company valued at $2,075,000.

         In April 2004, the Company issued  7,167,000 shares of its common stock
to  seven  persons  for  consulting  services,   which  the  Company  valued  at
$1,791,750.

         In April 2004, the Company issued 15,000 shares of its common stock in lieu Of payments due on a television station lease agreement, which the Company valued At $3,750.

         On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company. This Agreement was increased by $1,500,000 in October 2003. The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of six (6%) percent per annum. During the quarter ended June 30, 2004, a total of $192,532 was advanced on the agreement. The lenders may convert their loans, including accrued interest, to our common stock at the rate of two (2) shares for each dollar loaned, at any time prior to maturity on the Bridge Loan agreement. During the quarter ended June 30, 2004, a total of $289,094 in bridge loans were converted to 578,188 shares of the Company's common stock.

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


Item 5. Other Information

         On May 18, 2004, the Board of Directors elected Clayton Wilkinson to fill the vacancy on the board created by the resignation of Anthony K. Campbell. Mr. Wilkinson is presently President of R. J. Halden Holdings, Inc. In 1994, Mr. Wilkinson co-founded TEAMeffort Ministries, a youth missions organization in Tampa, Florida, and was Executive Director until 2004. Previously, Mr. Wilkinson was the Founder and President of Camp Eagle Christian Retreat Center in the Texas Hill Country. Prior to Camp Eagle, Mr. Wilkinson was the Pastor of Westchester Community Church in Grand Prairie, Texas. Mr. Wilkinson has also served as a Regional Event Volunteer Coordinator and speaker for Promise Keepers. Prior to going into full-time ministry Mr. Wilkinson was Vice-President
- Real Estate for the First National Bank of Kerrville, Texas. Mr. Wilkinson holds a Master of Biblical Counseling degree from Colorado Christian University, a Bachelor of Commerce degree from Schreiner College and is a graduate of the National Commercial Lending School at the University of Oklahoma.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.       Description and Method of Filing
----------        --------------------------------

10.01*            Amended Subscription Agreement with Wright Entertainment, LLC.

31.10 Certification by Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.20 Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

Dated: August 13, 2004


Urban Television Network Corporation


By: /s/ Lonnie G. Wright                  By: /s/ Randy Moseley
   ------------------                        ------------------
   Lonnie G. Wright                          Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO