Form 10KSB
period 2004-09-30
URBAN TELEVISION NETWORK CORP
filed 2005-01-13
CIK 806171

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

                  For the fiscal year ended September 30, 2004

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                        Commission file number 000-23105

                               ------------------

                      Urban Television Network Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Nevada                                             22-2800078
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)


  2707 South Cooper Street Suite 119                                76015
         Arlington, Texas                                         (Zip Code)
(Address of Principal Executive offices)

         Issuer's telephone number, including area code: (817) 303-7449
                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

                               ------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $ 222,794

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of December 29, 2004 was approximately $23,531,000. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 29, 2004, there were approximately 127,063,384 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes / / No / X /

==========================================================================

                      URBAN TELEVISION NETWORK CORPORATION
                                 TABLE CONTENTS




                                                                            Page

                                            PART I

Item 1.     Business..........................................................4
Item 2.     Properties.......................................................20
Item 3.     Legal Proceedings................................................20
Item 4.     Submission of Matters to a Vote of Security Holders..............20

                                            PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters..........................................................20
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................21
Item 7.     Financial Statements and Supplementary Data......................28
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................28

                                            PART III

Item 9.     Directors and Executive Officers of the Registrant...............29
Item 10.    Executive Compensation...........................................33
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.......................................................35
Item 12.    Certain Relationships and Related Transactions...................36
Item 13.    Exhibits, Lists and Reports on Form 8-K..........................37

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. The words "expect", "estimate", "anticipate", "predict", "believe", and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief, or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results could differ materially from those projected in the forward-looking statements. This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This section should be read in conjunction with the audited consolidated financial statements of the Company and related notes set forth elsewhere herein.

Item 1. Business

Overview

Urban Television Network Corporation ("Urban Television", "The Company") operates a U.S. based, broadcast television network (as opposed to cable networks discussed in the competition section) focused primarily on serving the African-American and Hispanic populations and other ethnic populations in the urban markets. The Company has branded the broadcast television network, for marketing purposes, as UATV.

Urban Television provides free over-the-air programming to television viewing audiences in the comm unities served through our local affiliate television stations. The programming is delivered 24 hours a day, seven days a week. Currently, we have approximately 74 affiliates located in over 60 markets and with a household coverage of approximately 24 million households. Our affiliates are comprised of broadcast stations with approximately 35% of them being on cable in their local markets.

The affiliates have the right to air all or a portion of the daily program schedule provided by the Company. Generally, we request that an affiliate broadcast a minimum of 12 hours of our programming within a 24 hour period. Approximately 20% of our affiliates broadcast 12 hours or more per day of our Urban Television programming, with the remaining affiliates airing at least 6 hours or less. Generally the network advertising rates are calculated only for that portion of time that the affiliate broadcasts our programming.

We have the broadcast rights to a variety of sports and entertainment programming. Urban Television broadcasts a variety of other shows, including, sports, movies, news, entertainment, variety, and family programming. We obtain our programming from a variety of sources.

We are targeting the African-American and Hispanic markets because we believe that they contain numerous marketing opportunities and are currently under-served. According to Census Bureau statistics, approximately 35.5 million African-American and 35+ million Hispanic citizens living in the United States, or approximately 27% of the total U.S. population. These two populations have a combined $1 Trillion dollar urban spending power and would rival the 11th richest nation in the world. The income of this group has increased by 170% over the last 17 years and exceeds the growth rate of 112% for other ethnic groups over that same period. According to the Selig Center for Economic Growth at the University of Georgia, African-American and Hispanic buying power - the personal income available after taxes for spending on goods and services - stands at over $1.3 trillion and will increase to over $1.6 trillion in 2007.

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

Additionally, the Company has as the result of becoming majority owned by minority shareholders obtained status as a "Minority Business Enterprise" under the standards established by the National Minority Supplier Development Council. The Company believes that as a certified minority business it may achieve significant advantages when it comes to major advertisers allocating their advertising budgets.


Urban Television Network

We operate two television stations that are currently broadcasting Urban Television programming. We have a goal of operating stations through local marketing agreements, or LMA's, pursuant to which we would control all programming, be entitled to all revenues and be liable for all expenses pending acquisition of the stations. We broadcast our programming to a combination of full-power and low-power stations, the latter of which are generally located close to or are directed at urban areas.


Programming

The Company's mission is "to chronicle the beauty, depth and breadth of African-American, Hispanic and other ethnic groups' cultures and histories from yesterday to Today and into the future." There are approximately 36 million African-American citizens living in the United States, or 12.8% of the total population. They have an estimated spending power of $600+ billion.

UATV Network's programming will be suitable for African-American and Hispanic families, as well as other ethnic demographics and will not include adult-only programming. UATV Network's goal is to give the African-American and Hispanic urban communities a network that will demonstrate more of their traditional cultures and heritages. As a new network, UATV does not currently have sufficient capital to allow it to develop more than a fraction of its programming for the network and thus will rely on outside sources of programming for the foreseeable future. As cash flow allows, UATV Network will look to develop a larger percentage of its programming. To insure the quality of our programming, we have decided that we will limit the airing of "infomercials," or program-like commercials on the UATV Network.

UATV Network will seek to develop a library of interest for its African-American and Hispanic markets that include documentaries; biographies; comedies; kids programming; music; dramas; film shorts; animation; international lifestyle; and news. UATV Network current programming can be seen on Exhibit 2 and at www.uatvn.com by clicking the "Programming" link.

The Company will seek to develop a library of interest for its African-American and Hispanic markets that includes documentaries, biographies, comedies, kids programming, music, dramas, film shorts, animation, international lifestyle and news. The Company's goal is to target the "trendsetter" marketing demographic (young, urban, African-American teens) that major companies such as Nike, Coke, Pepsi, Proctor and Gamble, General Electric, Dell, Microsoft, Apple, General Motors, Ford, Chrysler, Nissan, Exxon-Mobil, Texaco, Prudential Securities, Merrill Lynch, American Airlines, Delta Airlines, and music companies pursue as the major focal point for network, during pivotal prime-time viewing hours. The plan is to "adapt and improve on" key original and other ethnic programming that other networks successfully offer, (e.g., A&E's Biography, a multi- ethnic Soul Train, the Discovery Channel's documentaries, MTV's and Vh-1's music based programming around stars, groups, genres of music, "behind the scenes" looks, etc.) and various other shows that will resonate with the network's audience. The network will only have a small amount of original programming from its inception but plans to increase its original programming going forward to set it apart from other minority focused networks. The network's programming can be seen at www.uatvn.com by clicking the "Programming" link.


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

A typical 24 hour schedule during the week of network programming is as follows:

                        UrbanTV Network Program Schedule
                   November 29, 2004 through December 5, 2004
-------------------------|--------------------------------------------------------------|--------------|--------------|----------
   EST    |Mon 11/29/2004|Tues 11/30/2004|Wed 12/01/2004|Thurs 12/02/2004|Fri 12/03/2004|Sat 12/04/2004|Sun 12/05/2004|   EST
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |              |               |              |                |              |  What's Up   |Steel Dreams  |
6:00 A.M. |              |               |              |                |              |    Spike     |              | 6:00 A.M.
----------|   MBC News   |   MBC News    |   MBC News   |    MBC News    |   MBC News   |--------------|--------------|----------
          |              |               |              |                |              | Cartoon Zone |  Latin Eyes  |
 6:30 A.M.|              |               |              |                |              |              |              | 6:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  Newswatch   |   Newswatch   |  Newswatch   |   Newswatch    |   Newswatch  |   Tama and   | Gospel TV    |
 7:00 A.M.|              |               |              |                |              |    Friends   |              | 7:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |   First      |     First     |    First     |     First      |     First    |    Kimba     |    Urban     |
 7:30 A.M.|  Business    |    Business   |   Business   |    Business    |    Business  |              | Outdoorsman  | 7:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|-----------
          |  American    |     Reality   |   American   |     Reality    |   American   | Zebby Zoo    | Holy Hip Hop |
 8:00 A.M.|   Review     |      Talks    |    Review    |      Talks     |    Review    |              |              | 8:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  Dr. Anna    |P. Allen Smith |  American    |P. Allen Smith  |  Dr. Anna    |   Animal     |Keysone Golf  |
 8:30 A.M.|    Marie     |               | Adventurer   |                |    Marie     |   Rescue     |              | 8:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |              |               |              |                |              | Through Our  |    Black     |
 9:00 A.M.|              |               |              |                |              |    Eyes      |    Forum     | 9.00 A.M.
----------|              |               |              |                |              |--------------|--------------|----------
          | UrbanTV Movie| UrbanTV Movie | UrbanTV Movie|  UrbanTV Movie |UrbanTV Movie |      411     |   Chosen     |
 9:30 A.M.|   His Girl   |  Jack and the |  The Jungle  |    Made For    | Paper Tiger  |              |   Vessel     | 9:30 A.M.
----------|    Friday    |   Beanstalk   |     Book     |   Each Other   |    (1975)    |--------------|--------------|----------
         .|    (1940)    |    (1952)     |    (1942)    |     (1939)     |              |      Fun     |  Breath of   |
10:00 A.M.|              |               |              |                |              |              |     Life     |10:00 A.M.
----------|              |               |              |                |              |--------------|--------------|----------
          |              |               |              |                |              |   Planet X   |  Time For    |
10:30 A.M.|              |               |              |                |              |              |    Hope      |10:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |Make It Happen|   Latin Eyes  |Creative Decor|   Estelle's    | Keysont Golf |   Real Life  | Bible Answers|
11:00 A.M.|              |               |              |   Paradise     |              |      101     |              |11:00 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          | Entertainment|   Dr. Anna    | Box Office   |   Main Floor   | Box Office   | Rolling Art  |P. Allen Smith|
          |  Las Vegas   |    Marie      |  America     |                |  America     |              |              |
11:30 A.M.|    Sytle     |               |              |                |              |              |              |11:30 A.M.
----------|------------- |---------------|--------------|----------------|--------------|--------------|--------------|----------
          |    Beverly   |    Beverly    |    Beverly   |     Beverly    |    Beverly   | Steel Dreams |   Crosstalk  |
12:00 P.M.|  Hillbillies |  Hillbillies  |  Hillbillies |   Hillbillies  |  Hillbillies |              |              |12:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
12:30 P.M.|  Lucy Show   |  Lucy Show    |  Lucy Show   |    Lucy Show   |   Lucy Show  |  Car Clinic  |Awakening Hour|12:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |              |               |              |                |              |   Raceline   |              |
 1:00 P.M.| UrbanTV Movie| UrbanTV Movie | UrbanTV Movie|  UrbanTV Movie |UrbanTV Movie |              |UrbanTV Movie | 1:00 P.M.
----------| A Boy and his|   A Killing   | Midnight Cop |    Mr. Wrong   | Rage at Dawn |--------------|  The Painted |----------
          |      Dog     |    Affair     |    (1988)    |    Detective   |    (1955)    |    Hunting   |     Hills    |
          |    (1975)    |    (1988)     |              |     (1938)     |              |   Adventure  |     (1951)   |
 1:30 P.M.|              |               |              |                |              |              |              | 1:30 P.M.
----------|              |               |              |                |              |--------------|              |----------
          |              |               |              |                |              |  Inside the  |              |
 2:00 P.M.|              |               |              |                |              |     Game     |              | 2:00 P.M.
----------|              |               |              |                |              |--------------|              |----------
 2:30 P.M.|              |               |              |                |              |              |              | 2:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |--------------|---------
 3:00 P.M.| Crimestrike  |  Crimestrike  |  Crimestrike |  Crimestrike   |  Crimestrike |              |              | 3:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |              |----------
          |    Kimba     |  What's Up    |    Kimba     |  What's Up     |    Kimba     | Pioneer Bowl |UrbanTV Movie |
 3:30 P.M.|              |    Spike      |              |    Spike       |              |    CIAA      | Rage at Dawn | 3:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|     vs       |    (1955)    |----------
 4:00 P.M.| Cartoon Zone | Cartoon Zone  | Cartoon Zone | Cartoon Zone   | Cartoon Zone |    SIAC      |              | 4:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |              |----------
          |     411      |   Real Life   |  Through Our |   Planet X     |     Fun      |              |              |
 4:30 P.M.|              |      101      |     Eyes     |                |              |              |              | 4:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|              |--------------|----------
 5:00 P.M.|   Nu Joint   |   Nu Joint    |   Nu Joint   |    Nu Joint    |  Nu Joint    |              | NeoSoul Cafe | 5:00 P.M.
----------|              |               |              |                |              |              |              |----------
 5:30 P.M.|              |               |              |                |              |              |              | 5:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------



-------------------------|--------------------------------------------------------------|--------------|--------------|----------
   EST    |Mon 11/29/2004|Tues 11/30/2004|Wed 12/01/2004|Thurs 12/02/2004|Fri 12/03/2004|Sat 12/04/2004|Sun 12/05/2004|   EST
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  Dr. Anna    |  Main Floor   |Animal Rescue | Creative Decor |  Box Office  |   Neiman     |   Make It    |
 6:00 P.M.|    Marie     |               |              |                |   America    |   Marcus     |    Happen    | 6:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|  Adolphus    |--------------|----------
          |   Estelle's  |   American    |Entertainment |     Inside     | Latin Eyes   | Children's   |  Black Life  |
          |    Paradise  |  Adventurer   |  Las Vegas   |    The Game    |              |              |   In Japan   |
 6:30 P.M.|              |               |    Style     |                |              |              |              | 6:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 7:00 P.M.|   American   |   American    |   American   |    American    |   American   |    Urban     |   The Clio   |
          | News Network | News Network  | News Network |  News Network  | News Network | Outdoorsman  |   Exchange   | 7:00 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  America's   |   America's   |  America's   |   America's    |  America's   |Sport Fishing |  Latin Eyes  |
 7:30 P.M.| Black Forum  |  Black Forum  | Black Forum  |  Black Forum   | Black Forum  |              |              | 7:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          |  Black Life  |               |  Rolling Art |    UrbanTV     |  Crimestrike | UrbanTV Movie|   Missing    |
 8:00 P.M.|   In Japan   |               |              |  Classic Movie |              | Alien Species|              | 8:00 P.M.
----------|--------------| NeoSoul Cafe  |--------------|   His Priveate |--------------|              |--------------|----------
          | Latin Eyes   |               | Steel Dreams |    Secretary   |   Planet X   |              |   US Bounty  |
 8:30 P.M.|              |               |              |     (1933)     |              |              |    Hunters   | 8:30 P.M.
----------|--------------|---------------|--------------|                |--------------|              |--------------|----------
          |   Make It    |    Estelle's  |  US Bounty   |                |   Ultimate   |              | USAR PRO CUP |
 9:00 P.M.|    Happen    |     Paradise  |   Hunters    |                |    Choice    |              |    Racing    | 9:00 P.M.
----------|--------------|---------------|--------------|                |--------------|              |     USA      |----------
 9:30 P.M.|   Missing    |  Love Zone    | Crimestrike  |                |    Nuttz     |              | International| 9:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|   Speedway   |----------
          |  The Clio    |               |   American   |  Lighter Side  |  Stufio Mix  |  Cruzin TV   |              |
10:00 P.M.|  Exchange    |    Rhythms    |  Advenurer   |    of Sports   |              |              |              |10:00 P.M.
----------|--------------|               |--------------|----------------|--------------|--------------|              |----------
          |  Estelle's   |               |   Missing    |  Black Life    | American News|  Love Zone   |              |
10:30 P.M.|   Paradise   |               |              |   In Japan     |   Network    |              |              |10:30 P.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
          | Steel Dreams |               |              |     Comix      |    Macabre   |     Nuttz    |Entertainment |
          |              |               |              |   Spotlight    |    Theatre   |              |  Las Vegas   |
11:00 P.M.|              |               |              |                |   Presents:  |              |    Style     |11:00 P.M.
----------|--------------|    Irie TV    |  Switchplay  |----------------| Warewolf vs. |--------------|--------------|----------
          |  US Bounty   |               |              |  Point Blank   | The Vampire  | Point Blank  |Smooth Grooves|
11:30 P.M.|   Hunters    |               |              |                |    Woman     |              |              |11:30 P.M.
----------|--------------|---------------|--------------|----------------|              |--------------|--------------|----------
          |   American   |   American    |   American   |   American     |              |              |              |
12:00 A.M.| Network News | Network News  | Network News | Network News   |              |              |  NWA Total   |12:00 A.M.
----------|--------------|---------------|--------------|----------------|              |Switchplay TV |Nonstop Action|----------
12:30 A.M.|   Da Blues   |   Da Blues    |   Da Blues   |   Da Blues     |              |              |              |12:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 1:00 A.M.|              |Smooth Grooves |              |                |              |              |  Underground | 1:00 A.M.
----------|   Rhythms    |---------------| NeoSoul Cafe |    Irie TV     | NWA Wildside |    NuJoint   |     Video    |----------
          |              |  Black Life   |              |                |              |              |              |
 1:30 A.M.|              |   In Japan    |              |                |              |              |              | 1:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 2:00 A.M.|              |               |              |                |   American   | NeoSoul Cafe | USAR PRO CUP | 2:00 A.M.
----------| UrbanTV Movie| UrbanTV Movie | UrbanTV Movie| UrbanTV Movie  | International|              |    Racing    |----------
 2:30 A.M.|   His Girl   |  Jack and the |   The Jungle |   Made for     |   Wrestling  |              |     USA      | 2:30 A.M.
----------|    Friday    |   Beanstalk   |     Book     |  Each Other    |--------------|--------------| International|----------
          |    (1940)    |     (1952)    |    (1942)    |    (1939)      |  NWA Total   |  NWA Total   |   Speedway   |
 3:00 A.M.|              |               |              |                |Nonstop Action|Nonstop Action|              | 3:00 A.M.
----------|              |               |              |                |              |              |              |----------
 3:30 A.M.|              |               |              |                |              |              |              | 3:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------
 4:00 A.M.|              |               |              |                |              |    Macabre   |              | 4:00 A.M.
----------| UrbanTV Movie| UrbanTV Movie | UrbanTV Movie| UrbanTV Movie  | UrbanTV Movie|    Theatre   | UrbanTV Movie|----------
 4:30 A.M.| A Boy and his|   A Killing   | Midnight Cop |   Mr. Wrong    |  Paper Tiger |   Presents:  |  The Painted | 4:30 A.M.
----------|     Dog      |    Affair     |    (1988)    |   Detective    |    (1975)    | Warewolf vs. |     Hills    |----------
 5:00 A.M.|   (1975)     |    (1988)     |              |    (1938)      |              | The Vampire  |    (1951)    | 5:00 A.M.
----------|              |               |              |                |              |    Woman     |              |----------
 5:30 A.M.|              |               |              |                |              |              |              | 5:30 A.M.
----------|--------------|---------------|--------------|----------------|--------------|--------------|--------------|----------


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

     Programming Distribution

There are a number of mediums for distribution of the Urban Television network programming to viewing audiences. Generally, the three largest are traditional broadcast television stations, cable television systems and direct satellite broadcasters such as DirectTV and Dish Network. Presently, the Urban Television network has approximately 74 broadcast television station affiliates (which can be seen at www.uatvn.com and clicking the "Affiliates" link) of which a number are also on cable in their local markets.

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

     The Broadcast Facilities and Satellite Signal.

In November 2002, the Company entered into agreements with Loral Skynet (now Intelsat, Inc.) for 6 MHZ of bandwidth on the Telstar 5 (now Intelsat 5) for satellite space and with Verestar, Inc. to uplink the Urban Television Network signal to the satellite. The cost to the Company for both agreements is a total of $26,043 per month for three years.

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

The licensor can then sell this advertising time to outside parties, thereby earning income on the licensing of their program. Our licensing agreements are generally for a term of 26 to 52 weeks and are cancelable by either party upon thirty (30) days written notice. We also have the right to refuse any program, without prior notice, if the content, subject matter, or production quality does not meet our standards. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program a the network or local level.

     Affiliates

Currently, we have approximately 74 affiliates located in over 60 markets and with a household coverage of approximately 24 million households. Our affiliates are comprised of broadcast stations with approximately 35% of them being on cable in their local markets.

Generally, we request that an affiliate broadcast a minimum of 12 hours of our programming within a 24 hour period. Approximately 20% of our affiliates broadcast 12 hours or more per day of our Urban Television programming, with the remaining affiliates airing at least 6 hours or less. Generally the network advertising rates are calculated only for that portion of time that the affiliate broadcasts our programming.

We grant the Urban Television affiliates a limited license pursuant to an affiliate license agreement. This limited license permits our affiliates to receive Urban Television programming via satellite transmissions and to exhibit and rebroadcast our programming. Additionally, we request affiliates' to submit monthly broadcast logs in order to monitor compliance with these requirements. Our affiliates agree that they will not preempt, cover or in any way disrupt national advertisements contained in any program or portion thereof that they broadcast with the exception of two (2) two-minute spots per hour for local commercial insertions, as well as two (2) ten-second station breaks per hour. Either the network or our affiliate may cancel the agreement at any time with thirty (30) days written notice.

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

     Competition

The network television broadcasting business is highly competitive. As a result of the wide range of programming available in both the broadcast and cable formats; the Network will compete with a large number of competitors in the television, cable and direct television markets. The Network will compete for available airtime, channel capacity, advertiser revenues, revenue from license fees, number of viewing households, and programming material. Competition for sales of broadcast advertising time is based primarily on the anticipated and delivered size and demographic characteristics of audiences as determined by various rating services that price the time of day when the advertising is to be broadcast. Other factors include competition from other broadcast networks; cable television systems; DBS services; and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public that is often difficult to predict. The Company believes that its strongest competitive advantages are: (1) the quality of and vision of its African American and Hispanic oriented programming; (2) its competitive advertising rates; (3) the African-American and Hispanic nature of the network's broadcasts and programming; (4) cross promotional and advertising opportunities with other media; (5) its technology plan that gives its affiliates the tools to manage their stations; and (6) its success in becoming a publicly traded majority minority owned Minority Business Enterprise that enables it to access diversity spending by major advertisers; (7) access large capital at cost-effective rates to grow its core business and synergistic entertainment opportunities in film, television, music, the internet and intellectual property.

In its operations, Urban Television expects to experience substantial competition from other entities with greater financial resources. Current networks targeting the African-American/Hispanic urban market are cable networks with little or no broadcast station distribution. There is no assurance that the Company will be able to compete successfully.

Some of the competition in our market niche are:

         Black Entertainment Television (BET): BET, formed and headed by Bob Johnson, and now owned by Viacom, has been in business for 20 years and currently reaches approximately 55+ million homes. BET's annual revenues have hover at around $160 million. BETs programming basically consists of no-cost music videos, low-cost standup comic shows, infomercials and some talk shows. Programming has always been a sore spot for BET with its relationships with the Multiple Systems Operators (MSOs) and the African-American Community. The sore spot comes from the fact that the African-American Community does not believe that BET's programming depicts the true culture and lifestyle of this ethnic group. Bob Johnson's, and now Viacom's, retort has been over the years, "We are a business first and a black network second." This is clear to many and provides Urban TV with a great opportunity to provide a different programming philosophy that will depict the culture and lifestyle of the African-American Community, allowing it to take pride in and support the Urban TV programming. BET will try to obtain more channel space on cable networks to thwart the competition, including the Company's Urban Television network. BET.com, a great website and venture with major media entities as partners, has been launched.

         TV One: a new cable channel was launched in January 2004. Its investors include Radio One, the nation's seventh largest radio broadcasting company;
Comcast Corporation, a leading cable television company in the country; Constellation Ventures; Syndicated Communications; Pacesetters Capital Group; and Opportunity Capital Partners. On its launch date, TV One was available to
2.2 million subscribers in Comcast markets. "We have worked very hard to make TV One a television home that will serve African American adults' entertainment interest and show the rest of society the depth, variety and vitality of our lifestyle and culture," said TV One President and CEO Jonathan Rodgers.

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

Overall, UATV expects strong competition from all of the above competitors. BET will likely attempt to launch additional BET channels for Family, Movies and Jazz. BET, as part of Viacom, has significant financial resources. TV One with its partnership with Comcast will have a strong competitive edge in securing cable channel space. MBC, being a cable channel, is not an immediate threat, but poses a threat if each successive MSO that airs MBC will not then carry UATV Network. In addition, there are and always have been other entities, attempting to launch networks focusing on the African American and Hispanic populations.

Urban Television's response to the competition includes (1) Being a certified minority company that will allow it to qualify for diversity dollars set aside by the Fortune 500 companies (2) Developing a Partnership with corporate America program (3) developing a network grid format with family oriented programs that the urban minority community will endorse and support (4) producing, owning and programming quality shows to make the UATV Network more appealing to the broadcast television stations, the direct to home broadcast systems, the MSOs and the African American and Hispanic television consumer; (5) developing a technology component designed around an Internet application that will distinguish the Network and its affiliates.

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

         2. Produce (or partner with producers) and broadcast as many high- concept, quality original programs and series as it can economically and prudently afford to do each year. Such original productions will enable Urban Television to build brand loyalty, attract advertisers and sponsors and build a library of media copyrights to exploit worldwide

         3. In regards to cost and risk management, Urban Television will seek to minimize overhead; obtain no-cost, low-cost and barter programming, and establish strong financial relationships with strategic partners;

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

         Our Management Team Reflects our Target Audience. From CEO, Lonnie Wright to President, Edward Maddox, to Executive Vice President of Network Operations, Jacob R. Miles III, our team is expected to be comprised of many African- Americans. We believe that the best way to understand the needs and wants of our target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of an African American television network.

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

We have a lease agreement with KOUT Channel 19, which is a low power UHF television station in Oklahoma City, Oklahoma. The lease term is for 60 months starting on October 1, 2003. The monthly lease payment due by the Company is $3,000 through month three, $4,500 for months 4 through 6, $6,000 for months 7 through 24 and will vary between $6,500 and $7,800 for months 25 through 60 depending on whether the station is upgraded to a higher power station. The Company also has an option to purchase the station during the five year lease period for $3,250,000, however at this time the Company does not have the financial ability to exercise this option and may not acquire the ability within the option period. The Company will file an application to get FCC approval of the license transfer at the time that the Company elects to exercise its option on KOUT Channel 19.

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

In June 2003, the FCC concluded the 2002 biennial review of its broadcast ownership Regulations required by the 1996 Telecom Act by amending its rules governing ownership Of television and radio stations and by replacing its newspaper/broadcast cross- ownership ban the radio/television cross-ownership restrictions with a new set of cross- media ownership limits. The new rules would (i) permit an entity to have an attributable ownership interest in an unlimited number of television stations nationally so long as the audience reach of such stations does not exceed, in the aggregate and after the application of the UHF Discount, 45% of the U.S. television households; (ii) permit common ownership of up to three television stations in DMAs with 18 or more television stations, and two television stations in DMAs with between five and 17 television stations, provided, in both cases, that a single entity cannot have an attributable interest in two television stations ranked among the top four (in terms of audience share) in any DMA (the "Local Restriction"); (iii) permit
(A) in markets with nine or more television stations, common ownership of daily news- papers and up to the maximum number of television and radio stations permitted by the Local Restriction and the local radio ownership rule, and in
(B) in markets with between four and eight television stations, common ownership of a daily newspaper and up to 50% of the television and radio stations permitted by the Local Restriction and the local radio ownership rule, or a daily newspaper and up to the maximum number of radio stations permitted by the local radio ownership rule.

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

SHVIA requires that, with several exceptions, satellite carriers may not retransmit the signal of a television broadcast station without the express authority of the originating station. Such express authorization is not needed, however, when satellite carriers retransmit a station's signal into its local market (i.e., provide local-into-local transmissions) prior to May 28, 2000. This retransmission can occur without the station's consent. Beginning May 29, 2000, however, a satellite carrier must obtain a station's consent before retransmitting its signal within the local market. Additional exceptions to the retransmission consent requirement exist for noncommercial stations, certain super stations and broadcast stations that have asserted their must-carry rights.

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

In addition, SHVIA requires the FCC to commence a rulemaking proceeding that extends the network non-duplication, syndicated exclusivity and sports blackout rules to the satellite retransmission of nationally distributed super stations. The FCC already has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of this Act.

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

Facilities

We currently lease our principal offices of approximately 6,000 square feet located at 2707 South Cooper Street, Suite 119, Arlington, Texas 76015. The term of the lease goes through February 28, 2005 with an option to extend on a year to year basis. We use this space for our general office and administrative purposes, master control and production studio. We broadcast our programming to our operated and affiliate stations from Verestar, Inc. in Cedar Hill, Texas.

Employees

As of September 30, 2004, we had 12 full time employees. The Company has contractual relationships with its Executive Vice President and Chief Financial Officer and the Company's corporate secretary. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

Item 2. Properties

A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.


Item 3. Legal Proceedings and Administrative Matters

On June 1, 2004, the Company was granted a motion for default judgment and entry of permanent injunction against a former independent contractor and his companies. The default judgment is for $1,575,850 and the permanent injunction is against the defendants, their officers, agents, employees, and all persons acting in concert with them. The defendants were further enjoined from contacting the directors, officers, agents, consultants, servants, and employees of the Company.

In August 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004.


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

A range of high and low quotations for the Company's Common Stock for fiscal years 2004 and 2003 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                        2004                      2003
                                  Low          High         Low          High
                                  ---          ----         ---          ----

     First Quarter              $1.100        $2.000      $0.500        $6.000
     Second Quarter             $0.750        $2.000      $0.500        $6.000
     Third Quarter              $0.290        $1.050      $0.500        $1.900
     Fourth Quarter             $0.130        $0.650      $0.630        $1.950


The Company common stock commenced trading on the NASD's OTC Bulletin Board in August of 2002.

At September 30, 2004 there were 704 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future. We currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Recent Sales of Unregistered Securities

During the period July 1 through September 30, 2004, we sold the following securities In exempt transactions not requiring registration:

In July 2004, the Company issued 1,000,000 restricted common shares for management services to a director, which the Company valued at $100.000.

In August 2004, the Company issued 2,900,000 restricted common shares for management Services to directors and employees, which the Company valued at $290,000.

On February 14, 2003, we entered into a $1,500,000 Loan Agreement between certain lenders and our Company. In October 2003, the Loan Agreement was amended to increase the loan limit by $1,500,000. The Loan Agreement provides for the periodic advance of monies with interest payable at the rate of six (6%) percent per annum. During the periods ended September 30, 2004 and 2003, a total of $1,873,048 and $1,105,650, respectively was advanced on the agreement. At September 30, 2004, all the lenders had converted their loans to our common stock. During the periods ended September 30, 2004 and 2003, the Company issued 4,135,441 and 1,957,300 shares, respectively, of its common stock to Bridge Loan Lenders who elected to convert their bridge loans to common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 2707 South Cooper Street, Suite 119, Arlington, Texas 76015.

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

On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas to acquire approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. In June 2003, the remaining 10% of Urban-Texas was acquired by the Company.

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

The Company acquired a television network affiliate base from Hispanic Television Network, Inc. (HTVN). This television network provides television programming serving ethnic minority programming interests of the African-American population across the United States. The network presently includes approximately 74 broadcast television station affiliates in various parts of the country.

We are targeting the minority markets, primarily the African American and Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. The African American market, composes approximately 13% of the U.S. population with a spending power in excess of $600 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $600+ billion range. With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification will be up for renewal on February 1, 2005.

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

Revenues

Our primary source of revenue is the sale of advertising and programming time on our network and local stations. Our revenues are affected primarily by the advertising rates that we are able to charge for national advertising commercials on the Urban TV network and that the television stations we manage on a local basis are able to charge as well as the overall demand for African-American and Hispanic television advertising time. Advertising rates in general are determined primarily by:

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

Results of Operations

Urban Television Network Corporation - Historical Results of Operations Year ended September 30, 2004 compared to the year ended September 30, 2003.

Revenues. Revenues are primarily derived from sales of advertising and programming time. Revenues for fiscal 2004 were $222,794 compared to $242,998 for fiscal 2003, an decrease of $20,204. The decrease in revenues is primarily attributable to the not yet having implemented its revenue generation plan that includes local advertising sales, for company operated stations, securing network advertising at the best available rate, uplinking other parties signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. The Company has increased its affiliate base over the last twelve months from 72 to 74 affiliates and 22 million to 24 million household coverage of its affiliate base.

Cost of Operations. Costs of operations were $1,361,567 for the 2004 fiscal year and $994,168 for the 2003 fiscal year. The major components of cost of operations for the years ended September 30, 2004 and 2003 were as follows:

                                                       2004              2003

         Satellite and uplink services              $  329,104        $  312,730
         Master control and production                 445,179           352,681
         Station operating costs                       358,222           136,066
         Technology expenses                           229,062           192,691
                                                    ----------        ----------
               Total Cost of Operations             $1,361,567        $  994,168
                                                    ==========        ==========

In November of 2002, the Company terminated an arrangement with a company in Florida that provided satellite space, uplinking of the video signal to the satellite, master control operations, trafficking and taking of live feeds. At that time the Company secured its own satellite space on Telstar 5 (now Intelsat
5) from Loral Skynet (now Intelsat, Inc.) and uplinking services from Verestar, Inc. in Dallas, Texas and is working with a group of the Company's shareholders who are providing digital compression equipment, tape editing and master control tape playback 24 hours per day, 7 days per week. The Company expects this new arrangement to save it approximately $10,000 per month and give it more flexibility in taking live feeds and changing programming and advertising insertions.

The technology expenses increased by $36,371 for in 2004 as compared to 2003. The Increase was attributable primarily to the continued growth of the Company.

General and Administrative. General and administrative expenses for the fiscal year ended September 30, 2004 were $6,298,565 compared to $1,212,926 for the 2003 fiscal year.

Following is a comparative of the general administrative expense categories for the periods ended September 30, 2004 and 2003.

                                                       2004              2003
                                                    ----------        ----------

         Administration cost                        $  241,500        $     --
         Stock based compensation                    4,683,678           733,750
         Consulting                                    239,884            13,000
         Contract labor                                  3,501             3,000
         Travel, conventions                           161,402            34,309
         Legal fees                                    507,950           194,224
         Las Vegas office expenses                      46,500              --
         Programming                                    45,000              --
         Commissions                                    31,270            24,928
         Accounting fees                                13,340            17,500
         Public relations costs                         18,253            31,848
         Transfer Agent, permit fees                    28,503            16,505
         Rent expenses                                  80,571            26,000
         Internet costs                                 21,908            24,322
         Supplies - digital operations                  58,794              --
         Supplies                                       12,959            41,199
         Telephone                                      66,015            32,495
         Postage and shipping                            8,935             7,719
         Marketing,printing,promotions                  22,681             1,095
         Other                                           5,921            11,032
                                                    ----------        ----------
            TOTAL                                   $6,298,565        $1,212,926
                                                    ==========        ==========

The increase in stock based compensation is due primarily to the Company's adding additional management and directors as the result of the acquisition of a majority interest in the Company's common stock by Wright Entertainment, LLC.

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

The increase in legal expense in 2004 is attributed primarily to legal expenses related to the Company's becoming majority owned by a minority group, the prosecution of a law suit involving a former employee and stockholder in which the Company was granted a permanent injunction and judgment in the amount of $1,575,850 and the settlement of a lawsuit in which the Company was named as a defendant as the result of the Company airing a program that Pacific Family had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004.

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

Internet cost increased during the period September 30, 2004 due to the Company installing its own high speed Internet line at the Arlington offices.

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

Interest expense for the fiscal year 2004 was $6,754 compared to $27,744 for Fiscal year 2003. The decrease from 2003 to 2004 is due to the Company paying down its debt and approximately $2000,000 of debt being assigned to Wright Entertainment LLC to apply towards its stock subscription agreement with the Company in October of 2003.

Operating Results. We had a net operating loss of $7,525,621 for fiscal year ended September 30, 2004 compared to a net operating loss of $2,039,109 for the fiscal year ended September 30, 2003. The increased loss of $5,486,512 for 2004 was primarily attributed to the $5,085,639 increase in administrative expenses of which $3,949,928 was attributable to an increase in stock based compensation, $313,726 to an increase in legal expenses and $226,884 to an increase in consulting expenses plus a $136,066 increase in station operating expenses.

Earnings Per Share of Common Stock. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.15 and $0.15 for the years ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $15,590,434 from the inception of the Company through September 30, 2004.

Current liabilities at September 30, 2004 were $964,859 which exceeded current assets of $23,850 by $941,009. The Company's cash position at September 30, 2004 was $8,995, a decrease of $226,413 from the position at September 30, 2003. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Amounts due to stockholders increased from $330,715 at September 30,2003 to $403,407 at September30, 2004 as the result of an additional net of $72,692 being contributed by stockholders during the fiscal year ended September 30, 2004. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available. Deferred income is the result of the Company receiving full payment for a year contract to air programming, which amount is being amortized on a monthly basis as the programming is aired.

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

The Company's licensing agreements with program suppliers are generally for a term of 13 to 52 weeks and are cancelable by either party upon thirty (30) days written notice. These license agreements provide the Company with a source of revenue by the Company's right to insert commercial spots during the programs. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level. As the Company continues to grow, it has been entering into new license agreements to replace existing licenses for programs that do not fit into the Company's business model for a minority focused television network. The cancelable feature of these license agreements could effect the Company's source of revenue generation should a program be cancelled by a licensor and the Company not be able to replace it within the 30 day notice of cancellation period.

We had net losses $7,525,621 in 2004 and $2,039,109 in 2003. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2005. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Impact of inflation

Management does not believe that general inflation has had or will have a material effect on operations.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with generally accepted accounting principles. Note 1 of the Notes describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe the following to be critical accounting policies and estimates. That is, they are both important to the portrayal of the Company's financial condition and results, and they require significant management judgment and estimates about matters that are inherently uncertain. As a result of inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, actual future results may differ materially from our estimates.

   Revenue Recognition

The Company's sources of revenues include the sale of short-term national and local spot advertising and long-form program time slots. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level.

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

   Stock Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The determined value is recognized as an expense in the accompanying consolidated statements of operations.

   Contingencies

In the normal course of business, the Company is subject to certain claims and legal proceedings. The Company records an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. The Company does not believe that the resolution of these matters will have a material effect upon its financial condition, results of operations, or cash flows for an interim or annual period.


   Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2004 audited financial statements.

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

On November 21, 2003 we retained Comiskey & Company, PC as our new independent auditor.

Item 8A. Controls and Procedures.

Our management, including our Chief Executive Officer (the principal executive officer), Ajibike Olunkunle Akinkoye, and our Chief Financial Officer (the principal financial officer), Randy Moseley, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company as of December 29, 2004 are as follows:
                Name                   Age               Position
                ----                   ---               --------
Dr.Ajibike Olunkunle Akinkoye.....     55     Chairman of the Board and Chief
                                              Executive Officer
Edward Maddox ....................     55     President and Director
Randy Moseley ....................     57     Executive Vice President, Chief
                                              Financial Officer, Director
Carl Olivieri.....................     42     Executive Vice President, Director
Jacob R. Miles III ...............     51     Executive Vice President, Director
Clayton Wilkinson ................     45     Director
Marc Pace.........................     49     Director
Stanley Woods ....................     52     Director, Secretary

The term of office for each director is one (1) year, or until his/her successor is Elected at the Company's annual meeting and is qualified. The term of office for Each officer of the Company is at the pleasure of the board of directors, except for Randy Moseley and Stan Woods - See Item 10 - Executive Compensation.

Dr. Ajibike Olukunle Akinkoye. Chief Executive Officer, President and Director. He was called into the Ministry and ordained an Assistant Pastor by the General Overseer of the Redeemed Christian Church of God, Pastor Enoch Adejare Adeboye, in 1992. Born in into an Anglican family in Nigeria on June 2, 1949, Pastor Ajibike Olukunle Akinkoye attended a Catholic institution for his high school education, and received Jesus as his personal Lord and Savior in 1984.. Among other activities, he became one of the pioneers of the Video (and later, Television) Ministry of the Church. He was ordained a full Pastor in 1995 at the first ordination ceremony of the church in the United States of America.

It was right in the middle of his business enterprises that Dr. Akinkoye was called to the Ministry, and he has not looked back since. He attended the Redeemed Christian Bible College in 1994 and successfully completed the Advanced Course. He was appointed the Pastor of the one-month old parish of the Redeemed Christian Church of God, Dallas, in November 1994. The Church has grown to become sixteen parishes as at the time of writing (November 2004) and he has planted churches in other cities in the US. He was also appointed the Protocol and Information Coordinator for the Redeemed Christian Church of God, North America, Inc. In the Year 2001, having completed the Biblical Counseling courses of the American Association of Christian Counselors he was among the first class to graduate in its first ever commencement exercise. He was sworn in as an American citizen on Saturday, June 21, 2002.

As Pastor Akinkoye began to work on the television project of RCCG in 2002, he registered the church as an affiliate of Dallas Community Television. He successfully completed training in Production, Directing, Editing, Truck (Outside Broadcast Van), Portables, Studio, Lighting, etc.

Prior to his ordination he had successfully reached a respected height in his chosen and varied careers. Having studied French, English and German for his first degree and obtained a First Class (Honors) in French as major and German as subsidiary, he had been awarded a scholarship by the University of Ibadan, Nigeria, to study for a Master's and a Doctorate degree in France. For the Master's degree, he wrote his dissertation on the Sociology of Literature and Comparative Literature (French and English). He also took specialized courses in Psychology, Philosophy, and Communication Arts under the renowned Professor Robert Escarpit. As he proceeded to study for the PhD he was awarded an equivalent of the M.A. in French by the University of Pennsylvania while doing part of his field work in Philadelphia, PA. in 1974 -75. He later obtained the "Doctorate" from the University of Bordeaux. His doctoral thesis on French and English writers of the Black Diaspora was received and registered at the University of Paris.

Immediately Dr. Akinkoye completed his doctoral work in 1975 the University of Ibadan employed him as a Lecturer, and he served the Nigerian premier institution in growing capacities for seven years. After that he decided to go into (education- elated) business. He is himself an author. He started with printing and publishing, and later teamed up with some members of his family to build a viable group of companies dealing extensively with major international corporations. Through one of the companies he successfully designed and executed a World Bank financed project for the government of the Federal Republic of Nigeria. Simultaneously, he made his knowledge of French, German and English available to Nigerian and foreign businesses and individuals who desired to do business with one another but were hampered by language or inadequate profiling.

Edward Maddox, President and a Director of the Company since April of 2004. Mr. Maddox has over 30 years of experience in television, mass media, finance and politics. Mr. Maddox is a former Executive Vice President of Black Entertainment Television (BET). He was former Special Assistant to Senior Vice President, Finance and Administration, for The Times Mirror Corporation. He was the first minority broadcaster to be a Host/Moderator on C-SPAN, a position that he held for twelve years. Mr. Maddox is the Founder, President and CEO of Powerhouse Corp, Inc., a multi-ethnic public relations firm. He was formerly the Executive Vice President of FreedomCard, Inc., the first minority owned credit card in the U.S. Mr. Maddox was the Founder, President and CEO of Summit 2000, Inc., a non-profit umbrella organization of fifteen national non-profit professional and civil rights groups. Mr. Maddox was the Founder and CEO of The Maddox Company, a Washington D.C. based business and political consulting firm. Mr. Maddox was a Senior Vice president for Cranston Prescott, a subsidiary of Kemper Financial. Mr. Maddox was Staff Assistant to the President for the Former President of the United States Jimmy Carter during President Carter's Administration, after being a Staff Member of President Carter's successful Presidential campaign. Mr. Maddox was a former Honor's Attorney for the U.S. Department of Transportation. Mr. Maddox is a graduate of Boalt Hall, School of Law, University of California, Berkley California, Editor-in-Chief of the Black Law Journal, and holds a B.A. in Political Science from the University of California at Los Angeles (UCLA).

Randy Moseley, Executive Vice President, Chief Financial Officer, Director. Mr. Moseley was co-founder of the Company in October 2001 and was the President, Chief Executive Officer and Chief Financial Officer until the Company's management was reorganized In October of 2003 when Wright Entertainment, LLC purchased 51% of the Company's common stock. Prior to the founding of Urban Television Network Corporation in October 2001, Mr. Moseley was Executive Vice President and Chief Financial Officer of Tensor Information Systems, Inc., a custom software development company based in Fort Worth, Texas from November 1999. Prior to joining Tensor, Mr. Moseley served as Executive Vice President and Chief Financial Officer for American Independent Network, Inc. ("AIN"), a network for independent broadcast television stations and cable operators. AIN merged with Hispanic Television Network, Inc. in November 1999 and its name changed to Hispanic Television Network, Inc. Previously, Mr. Moseley held positions with Jerry Lancaster & Associates Inc. and Ernst & Young. Moseley received a bachelor's degree in business administration from Southern Methodist University and is a certified public accountant. Mr. Moseley has affiliations with the Texas Society of CPAs and the American Institute of CPAs.

Jacob R. Miles III, Executive Vice President of Network Operations, Director. Mr. Miles is also currently President of Grapevine Entertainment Services and Production, Inc., which position he has held since 2002. Prior to 2002, Mr. Miles served as President and CEO of Urban Cool Network, Inc., an Internet Portal targeted at the Urban Community from 1997 to 2002. Mr. Miles also serves as President of the Dallas-Fort Worth chapter of the National Association of Minorities in Cable.

Carl Olivieri, Executive Vice President of Marketing and Corporate Operations, Director. Mr. Olivieri is also President 2002 of Soul to Sole Ventures, Inc. in Los Angeles, CA. Sole to Soul provides retail clients with services relating to customer service shopping, loss prevention, store safety, operating expense control, and in-store marketing evaluations. Mr. Olivieri served as field operations manager for U.S. Retail from January 2000 to May 2002. He managed 165 stores nationwide and was responsible for directing the operations and HR/Training for the managers to insure that the policies and training programs were linked to both strategic and sales goals. Mr. Olivieri served as regional manager for U.S. Retail from January 1997 to January 2000 and was responsible for the sales performance, personnel and operations for 30 stores in a seven state area. Mr. Olivieri is also the Chief Executive Officer of Black Buddha Music, which released its first artist in February 2004. He is also an independent film producer and his latest project is the just-released, 60-minute documentary on Tupac Shakur titled, "2Pac 4Ever".

Stanley Woods, Corporate Secretary and Director. He has served as President of Cresson Investments, Inc., a corporate planning and consulting firm, since October of 2001. Mr. Woods taught at the junior college and high school levels from 1997 to 2001. He received a Bachelor's Degree in Business Administration from Tarleton State University in 1978.

Marc Pace, Corporate Director. He presently owns and operates M3X Real Estate Development and has been involved in the real estate development business for the past ten years plus being involved in several oil and gas development projects. He received a Bachelor's Degree in Business Management from Texas Tech University in 1976.

Clayton Wilkinson, Corporate Director. He is presently President of R. J. Halden Holdings, Inc. In 1994, Mr. Wilkinson co-founded TEAMeffort Ministries, a youth missions organization in Tampa, Florida, and was Executive Director until 2004. Previously, Mr. Wilkinson was the Founder and President of Camp Eagle Christian Retreat Center in the Texas Hill Country. Prior to Camp Eagle, Mr. Wilkinson was the Pastor of Westchester Community Church in Grand Prairie, Texas. Mr. Wilkinson has also served as a Regional Event Volunteer Coordinator and speaker for Promise Keepers. Prior to going into full-time ministry Mr. Wilkinson was Vice-President - Real Estate for the First National Bank of Kerrville, Texas. Mr. Wilkinson holds a Master of Biblical Counseling degree from Colorado Christian University, a Bachelor of Commerce degree from Schreiner College and is a graduate of the National Commercial Lending School at the University of Oklahoma.

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

     Compensation Committee

We did not have a formal Compensation Committee during 2003 or 2004. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

     Compensation Committee Interlocks and Insider Participation

No executive officer or director of the company serves as an executive officer, director or member of a compensation committee of any other entity for which an executive officer, director or member of such entity is a member of the Board or the Compensation Committee of the Board. There are no other interlocks.

     Advisory Committee

The Company has named six individuals to its advisory committee (the "Advisory Committee") with additional individuals to follow as the Company grows. Its members are expected to come from major demographic areas across the country and include people from corporate and entertainment fields. The advisory committee members named are as follows:

Senator Manny Aragon - New Mexico Senator Aragon has dedicated his life to public service. Senator Aragon brings a lifetime of wisdom and knowledge related to the needs and desires of the Hispanic and other urban communities in America. Senator Manny Aragon has served in the New Mexico State Senate representing District 14 since 1975. He is currently the Majority Floor Leader, was previously the President Pro-Tempore, and Chaired the Committees' Committee, the Judiciary Committee, the Rules Committee, the Council of State Governments - West, and the National Energy Council. He is currently a member of the National Energy Council, National Association of Latino Elected Officials, Council of State Governments - National, the Board of Directors of the National Democratic Campaign Committee, the Board of the Mexican American State Legislator Policy Institute, the New Mexico Bar Association and the Albuquerque Hispanic Chamber of Commerce. In June of 2004, Senator Aragon was appointed by the Board of Regents to be the new President of New Mexico Highlands University. Senator Aragon has maintained a private law practice in Albuquerque, New Mexico since 1986. Senator Aragon received a Bachelor of Arts in Political Science from the University of New Mexico in 1970 and a Juris Doctor from The University of New Mexico School of Law in 1973.

Ramon Palameros - Deputy Director of U.S. Department of Housing and Urban Development since 1977. Mr. Palameros helps manage the public housing systems of about 300 cities in Texas. A native of San Antonio, Texas, Mr. Palameros earned his undergraduate degree from Our Lady of the Lake University. He earned a fellowship to the Nation's capital in Washington, D.C. where he earned a Masters Degree in Public Administration from Washington, D.C. Branch of the University of Southern California. Mr. Palameros was elected as a State Director for Latin United of Latin American Countries (LULAC) in 1999 and was instrumental in establishing the LULAC Texas State Office in Austin and opening the Texas Civil Rights Office in San Antonio. Some of the creative initiatives led by Mr. Palameros and his Executive Board include the Legislative Gala, the Annual Civil Rights Symposium, the Leadership Academy for Adult Officers and joining with the NAACP for promotion of civil rights for all Americans.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission
(a)initial  reports of beneficial  ownership (From 3), (b) reports of changes in
(b) beneficial ownership of Common Stock of the Company (Form 4) and (c) annual reports of beneficial ownership (Form 5). Copies of those reports must also be furnished to us. Randy Moseley was delinquent in filing one Form 4 and Form 5. Marc Pace, Carl Olivieri, and Stanley Woods were delinquent in filing one Form 4 and Form 5 each. Edward Maddox and Clay Wilkinson were delinquent in filing Form 5 each.

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

2003 Non-Qualified Stock Grant and Option Plan. The Company is authorized to issue up to 4,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. The Board of Directors has the authority to determine the persons to whom options will be granted, The number of shares to be covered by each option. This Plan is intended to serve as an inventive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2003, the Company distributed 1,900,000 of the shares through grants. During the period ended September 30, 2004, the Company Distributed 1,586,000 shares through grants.


The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in the years ended
September 30, 2004 and 2003, that exceeded $100,000, these persons being collectively referred to as "named executive officers."

                                                                   Other Annual   All Other
Name and principal position      Year         Salary       Bonus   Compensation  Compensation
---------------------------      ----         ------       -----   ------------  ------------
Lonnie Wright                    2004      $ 15,000.00       --         --            --
    Chief Executive Officer

Edward Maddox                    2004      $ 30,000.00       --         --            --
    President (April - Sept)

Randy Moseley                    2002      $     00.00       --         --            --
    Chief Executive Officer      2003*     $150,000.00       --         --            --
                                 2004**    $200,000.00       --         --            --

Stanley Woods                    2002      $     00.00       --         --            --
    Secretary                    2003*     $ 50,000.00       --         --            --
                                 2004      $ 50,000.00       --         --            --


* Annual compensation in 2003 represents 600,000 shares of common stock issued to Mr. Moseley and 200,000 shares of common stock issued to Mr. Woods under the 2003 Non-Qualified Stock Grant and Option Plan.

** In 2004, Mr. Moseley deferred $150,000 of his salary and the Company accrued it as a payable at September 30, 2004.


Option Grants in Last Fiscal Year

We did not grant any options to our named executive officers during fiscal year 2004.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

During fiscal year 2004, no options were exercised.

Stock Grants in Last Fiscal Year

During the 2003 fiscal year the Company issued stock grants for common stock under the 2003 Non-Qualified Stock Grant and Option Plan for executive compensation. Randy Moseley, President, Chief Executive Officer and Chief Financial Officer was issued 600,000 common shares with 500,000 of the shares being vested on January 9, 2004, valued for financial reporting purposes at $150,000.00. The Company also issued Stan Woods, the corporate Secretary, 200,000 common shares with 100,000 of the shares being vested on January 9, 2004, valued for financial reporting purposes at $50,000.00.

During the 2003 fiscal year the Company issued stock grants for common stock under the 2003 Non-Qualified Stock Grant and Option Plan for legal and consulting services. The Company issued 400,000 shares for legal services and 700,000 shares for consulting Services, valued for financial reporting purposes at $275,000.00.

During the 2004 fiscal year the Company issued stock grants for common stock under The 2003 Non-Qualified Stock Grant and Option Plan for legal and consulting services. The Company issued 75,000 for legal services and 1,511,000 for consulting services.

Employment Agreements with Executive Officers

Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

In October 2003, the employment agreement of Randy Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the period ended September 30, 2004, $150,000 of Mr. Moseley's annual compensation was accrued as a payable.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 29, 2004, we had 127,063,384 shares of common stock outstanding. The following table sets forth information concerning beneficial ownership of shares of our common stock as of December 29, 2004:

         o each person (or group within the meaning of Section 13(d)(3) of the (Exchange Act) known to us to own more than 5% of our outstanding common stock;
         o        each director;
         o        each executive officer; and
         o        all directors and executive officers as a group.


Except as otherwise noted, the named beneficial holder has sole voting and investment power. The address for all officers and directors is 2707 South Cooper Street, Suite 119, Arlington, Texas 76015.

                                                         Shares of Common Stock
                                                         Beneficially Owned (*)
                                                        ------------------------
                                                          Number       Percent
                                                        ----------    ----------
World One Media Group, Inc.(2).......... ......         70,000,000       55.1%
Dr. Ajibike Olukunle Akinkoye (1) (2) (3)......         70,000,000       55.1%
Edward Maddox (1)..............................          2,500,000        2.0%
Randy Moseley...(1)(2) (4).....................          3,060,000        2.4%
Marc Pace (1)..................................          1,000,000        0.8%
Stanley Woods (1)..............................          1,000,000        0.8%
Jacob R. Miles, III (1)........................          1,150,000        0.9%
Carl Olivieri (1)..............................          1,000,000        0.8%
Clayton Wilkinson (1) .........................          1,000,000        0.8%
 All officers and directors as a group
(8 persons)....................................         80,710,000       63.5%

     (1)  Directors and Officers
     (2)  5% Beneficial shareholder
     (3)  Dr.  Ajibike  Olukunle  Akinkoye  is a  director  and Chief  Executive
          Officer  of the  Company.  He is also a director  and Chief  Executive
          Officer of the World One Media Group, Inc. and director, Chief Executive Officer and Majority shareholder of Redeemed Global Media Group, Inc. which owns 80% World One Media Group, Inc., which gives Dr. Akinkoye the right to vote the shares Owned by World One Media Group, Inc.
     (4) Randy Moseley's shares includes 1,500,000 shares owned by his spouse, therefore he is deemed a beneficial owner of these shares. Does not include an aggregate of 1,450,975 shares owned by Jonathan Moseley, adult son of Randy Moseley, who does not reside with him. Mr. Moseley disclaims beneficial ownership of the shares owned by his adult son.
-----------------
(*) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

In year 2003, the Company began using the services of Clear Fork Communications, a company (in which Marc Pace, a director of Urban Television, owns a 15% interest), that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the periods ended September 30, 2004 and 2003, the total expense paid out for these services was $430,367 and $345,081, respectively.

The Company uses the services of a Cresson Technology, Inc., company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the period ended September 30, 2003, the total expense paid out for these services was $192,691.

During the period ended September 2003, the Company executed interest bearing notes with shareholders. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004.

The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 of the note principal. The Company executed interest bearing noted with a shareholder of the Company during the period ended September 30, 2004 to pay operating expenses. During the period ended September 30, 2004 the amounts loaned totaled $400,000.

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

10.3 Agreement between Hispanic Television Network, Inc. and Urban Television Network Corporation dated November 13, 2001

10.5 Satellite Space Agreement with Loral Skynet dated on, or about November 22, 2002

10.6 Employment Agreement by and between Randy Moseley and Urban Television Network Corporation, dated October 2, 2002.

10.7 Employment Agreement by and between Stanley Woods and Urban Television Network Corporation, dated October 2, 2002.

10.8*             Bridge Loan Agreement and Promissory Notes with stockholder.

10.9*             World One Media Group, Inc. Subscription Agreement

10.10*            World One Media Group, Inc. Promissory Note to the Company

10.11*            World One Media Group, Inc. Warrant Agreement with the Company

31.1*             Certification by Chief Executive  Officer,  pursuant to 18 USC
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*             Certification by Chief Financial  Officer,  pursuant to 18 USC
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*             Certification by Chief Executive  Officer,  pursuant to 18 USC
                  Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*             Certification by Chief Financial  Officer,  pursuant to 18 USC
                  Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21*               Subsidiaries of the Registrant.
-----------------
*Filed herewith.

     (b)  Reports on Form 8-K.

         On October 10, 2003, we filed a Form 8-K announcing the resignation of the Company's certifying accountant.

         On October 30, 2003, we filed a Form 8-K announcing a change in Control of the Company.

         On December 2, 2003, we filed a Form 8-K announcing the engagement of a certifying accountant.

         On December 16, 2004, we filed a Form 8-K announcing the definitive agreement with World One Media Group, Inc. and Wright Entertainment LLC. and the resignation of Lonnie G. Wright as a director and Chief Executive Officer of the Company.

         On January 3, 2005, we filed a Form 8-K/A announcing the terms of the subscription agreement with World One Media Group, Inc. and the appointment of Ajibike Olukunle Akinkoye as Chairman of the Board and Chief Executive Officer of the Company.

Item 14.  Principal Accountant Fees and Services


Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2004 and 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were $13,340 and $13,000, respectively.

Audited Related Fees. The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees. The aggregate fees billed for assurance and related services by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $-0- and $-0-, respectively.

All Other Fees. For the fiscal years ended September 30, 2004 and 2003, we did not incur fees to auditors for services rendered to us, other than the services covered in "Audit Fees".

Audit Committee. The Company's audit committee approved all the services described Above in this Item 14 for the year ended September 30, 2004.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Urban Television Network Corporation


                                       By: /s/ Dr. Ajibike Olukunle Akinkoye
                                          --------------------------------------
                                          Dr. Ajibike Olukunle
                                          Akinkoye Chairman of the Board and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 13, 2005.

By:/s/ Dr. Ajibike Olukunle Akinkoye   Title:Chairman of the Board      Date: January 13, 2005
   ---------------------------------
    Dr. Ajibike Akinkoye

By: /s/ Dr. Ajibike Olukunle Akinkoye  Title:Chief Executive Officer    Date: January 13, 2005
   ----------------------------------   and Director
    Dr. Ajibike Akinkoye


By: /s/ Edward Maddox                  Title: President                 Date: January 13, 2005
   ----------------------------------   and Director
   Edward Maddox


By: /s/ Randy Moseley                  Title:Executive Vice President   Date: January 13, 2005
   ----------------------------------  Chief Financial Officer
   Randy Moseley                       and Director


By: /s/ Clayton Wilkinson              Title:Director                   Date: January 13, 2005
   ----------------------------------
   Clayton Wilkinson

By: /s/ Carl Olivieri                  Title:Executive Vice President   Date: January 13, 2005
   ----------------------------------  and Director
   Carl Olivieri

By: /s/ Marc Pace                      Title:Director                   Date: January 13, 2005
   ----------------------------------
   Marc Pace


By: /s/ Stanley Woods                  Title:Secretary, Director        Date: January 13, 2005
   ----------------------------------
   Stanley Woods

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors
Urban Television Network Corporation
Arlington, Texas


We have audited the accompanying consolidated balance sheets of Urban Television Network Corporation (a Nevada corporation) and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, capital deficit and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Television Network Corporation as of September 30, 2004 and 2003, and the results of its operations and changes in its cash flows for the years ended September 30, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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



 /s/ Comiskey & Company, P.C.
-----------------------------
Denver, Colorado
December 10, 2004


                      Urban Television Network Corporation

                           Consolidated Balance Sheet

                           September 30, 2004 and 2003

                                                                       2004            2003
                                                                   ------------    ------------
                                     ASSETS
                                     ------
Current assets:
 Cash and cash equivalents                                         $      8,995    $    235,408
 Accounts receivable                                                     14,855           4,241
                                                                   ------------    ------------
      Total current assets                                               23,850         239,649
                                                                   ------------    ------------

Furniture, fixtures and equipment, net                                  136,133          29,938
                                                                   ------------    ------------

Other assets
  Network assets, net                                                    98,340         137,465
  Organizational costs                                                      360             360
                                                                   ------------    ------------
                                                                         98,700         137,825
                                                                   ------------    ------------

Total Assets                                                       $    258,683    $    407,412
                                                                   ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                 $    334,403    $     96,678
  Due to stockholders                                                       750         198,515
  Notes payable to stockholders                                         402,657         132,200
  Bridge loans payable                                                     --            37,000
  Accrued compensation                                                  150,000            --
  Accrued interest payable                                               10,049           4,550
  Deferred revenue                                                       67,000            --
                                                                   ------------    ------------
      Total current liabilities                                         964,859         468,943
                                                                   ------------    ------------

Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized,
  none issued                                                              --              --
  Common stock, $.0001 par value, 200,000,000 shares authorized,
  67,135,177 and 23,711,736 outstanding at September 30, 2004
  and 2003                                                                6,714           2,371
  Additional paid-in capital                                         23,677,544       8,058,311
  Stock subscription receivable                                      (8,800,000)        (57,400)
  Accumulated deficit                                               (15,590,434)     (8,064,813)
                                                                   ------------    ------------

      Total stockholders' equity (deficit)                             (706,176)        (61,531)
                                                                   ------------    ------------

                                                                   $    258,683    $    407,412
                                                                   ============    ============





                       See notes to financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Operations

                 For the years ended September 30, 2004 and 2003


                                                       2004            2003
                                                   ------------    ------------

Revenues                                           $    222,794    $    242,998
                                                   ------------    ------------

Expenses:
 Satellite and uplink services                          329,104         312,730
 Master control and production                          445,179         352,681
 Station operating costs                                358,222         136,066
 Technology expenses                                    229,062         192,691
 Administration                                       6,298,565       1,212,926
 Depreciation and amortization                           81,529          47,349
                                                   ------------    ------------
Total expenses                                     $  7,741,661    $  2,254,443
                                                   ------------    ------------
Income loss from operations                          (7,518,867)     (2,011,445)

Other income (expense)
  Interest expense (net)                                 (6,754)        (27,664)
                                                   ------------    ------------

  Net income (loss)                                $ (7,525,621)   $ (2,039,109)
                                                   ============    ============


Earnings per share:

 Net income (loss)                                 $      (0.15)   $      (0.15)

Weighted average number of common
  shares outstanding                                 49,004,591      13,303,804







                       See notes to financial statements.


                      Urban Television Network Corporation

                   Consolidated Statements of Capital Deficit

                 For the years ended September 30, 2004 and 2003


                                                             Additional       Stock                           Total
                                     Common Stock             Paid-In      Subscription                      Capital
                                 Shares         Amount        Capital       Receivable       Deficit         Deficit
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2001        311,636   $         31   $  5,444,567   $       --      $ (5,444,598)   $       --

Recapitalization of
 private company                   800,000             80        518,785           --              --           518,865

Stock issued to Hispanic
 Television Network                  5,000              1          9,999           --              --            10,000

Net loss for year ended
 September 30, 2002                   --             --             --             --          (581,106)       (581,106)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2002      1,116,636            112      5,973,351           --        (6,025,704)        (52,241)

Recapitalization of
 private company                13,248,000          1,325        238,594           --              --           239,919

Stock issued for services        7,275,000            727        810,523           --              --           811,250

Stock issued for bridge
 loan conversions                1,957,300            196        978,454           --              --           978,650

Stock Subscription                 114,800             11         57,389   $    (57,400)           --              --

Net loss for year ended
 September 30, 2003                   --             --             --             --        (2,039,109)     (2,039,109)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2003     23,711,736          2,371      8,058,311        (57,400)     (8,064,813)        (61,531)


Stock subscription              14,000,000          1,400      6,998,600     (6,800,000)           --           200,000

Stock subscription received           --             --             --           57,400            --            57,400

Stock issued for management
  Services                       4,000,000            400      1,999,600     (2,000,000)           --              --

Stock issued for services       21,053,000          2,106      4,710,322           --              --         4,712,428
-0-
Stock issued for bridge
 loan conversions                4,135,441            414      1,852,234           --              --         1,852,648

Stock issued for equipment         120,000             12         29,988           --              --            30,000

Stock issued to vendor             115,000             11         28,489           --              --            28,500

Net loss for year ended
 September 30, 2004                   --             --             --             --        (7,525,621)     (7,525,621)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2004     67,135,177   $      6,714   $ 23,677,544   $ (8,800,000)   $(15,590,434)   $   (706,176)
                              ============   ============   ============   ============    ============    ============





                       See notes to financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2004 and 2003



                                                         2004           2003
                                                     -----------    -----------

Operating activities:
  Net (loss)                                         $(7,525,621)   $(2,039,109)
  Adjustments to reconcile net (loss) to
   cash provided (used) by operating activities:
    Depreciation and amortization                         81,529         47,349
    Stock issued for services                          4,740,928        811,250
  Net change in assets and liabilities:
    Accounts receivable                                  (10,614)         2,827
    Accounts payable                                     237,725         35,875
    Accrued compensation                                 150,000           --
    Deferred revenue                                      67,000           --
    Accrued interest payable                               7,089         (8,021)
                                                     -----------    -----------

  Net cash provided (used) by operating activities    (2,251,964)    (1,149,829)
                                                     -----------    -----------

Investing Activities:
 Purchase of equipment                                  (118,704)        (5,084)
 Recapitalization of private company                        --          239,919
                                                     -----------    -----------
Total investing activities                              (118,704)       234,835
                                                     -----------    -----------
Financing activities:
 Proceeds from shareholders advances                     401,207        298,127
 Repayments on shareholder advances                     (130,000)      (164,177)
 Proceeds from bridge loans                            1,873,048      1,015,650
                                                     -----------    -----------
Total financing activities                             2,144,255      1,149,600
                                                     -----------    -----------

Net increase (decrease) in cash                         (226,413)       234,606
Cash, beginning of period                                235,408            802
                                                     -----------    -----------

Cash, end of period                                  $     8,995    $   235,408
                                                     ===========    ===========




Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                         $      --      $     6,936
    Income taxes                                     $      --      $      --
  Non cash transactions:
    Common stock issued for services                 $ 4,740,928    $   811,250
    Common stock issued for equipment                $    30,000    $      --
    Debt forgiveness applied to stock subscription   $   200,000    $      --




                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



1.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 2707 South Cooper Street, Suite 119, Arlington, Texas 76015.

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

     On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas. Among other things, the Agreement provided for the Company's purchase of approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. In June 2003, the remaining 10% of Urban- Texas was acquired by Company.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



1.   Significant Accounting Policies - continued

     Revenue Recognition

     The Company's sources of revenues include the sale of short-form national and local spot advertising and long-form program time slots. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Urban Television Network Corporation, a Texas corporation and 100% of Waste Conversion Systems Of Virginia, Inc.

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

     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at September 30, 2004 was $-0-.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



1.   Significant Accounting Policies - continued

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the periods ended September 30, 2004 and 2003.

     Stock Based Compensation

     The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The determined value is recognized as an expense in the accompanying consolidated statements of operations.

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

     Recent Accounting Standards

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities Certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.
     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issed to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

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

2.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At September 30, 2004 and 2003, an allowance for doubtful accounts was not considered necessary.


3.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $107,288 and the amortization for the periods ended September 30,2004 and 2003 was $39,125 and $39,125, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



3.   Network Assets - Amortization - continued

     Future amortization of the Network assets at September 30, 2004 will be $98,340 and on an annual basis be as follows:


                Year ended September 30, 2005              $39,125
                Year ended September 30, 2006              $39,125
                Year ended September 30, 2007              $20,090


4.   Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation at September 30, are summarized as follows:


                                           Range of
                                           Lives in
                                             Years      2004         2003
                                           --------   ---------    ---------


     Master Control, Editing Equipment       3-5      $  67,749    $  19,545
     Studio and Production Equipment         3-5         60,500        3,000
     Production Van                            5         45,000         --
     Affiliated Receiver Equipment             5         20,247       20,247
                                                      ---------    ---------
                                                        191,496       42,792
     Less: Accumlated Depreciation                      (55,363)     (12,854)
                                                      ---------    ---------
                                                      $ 136,133    $  29,938
                                                      =========    =========

     The Company acquired equipment totaling $148,704 during the year ended September 30, 2004 and $5,084 during the year ended September 30, 2003. Total depreciation expense for the periods ended September 30, 2004 and 2003 was $42,509 and $8,224, respectively.

5.   Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company has leased office space from one its shareholders and director for $2,000 per month. The total rental expense for the years ended September 30, 2004 and 2003 was $24,000 and $14,000, respectively.

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the periods ended September 30, 2004 and 2003, the total expense paid out for these services was $430,367 and $345,081, respectively.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the periods ended September 30, 2004 and 2003, the total expense paid out for these services was $229,062 and $192,691, respectively.

     During the period ended September 2003, the Company executed an interest bearing note with a shareholder. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 of the note principal.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003

5.   Related Party Transactions - continued

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2004 to pay operating expenses. During the period ended September 30, 2004 the amounts loaned totaled $400,000. See Note 6, Disclosure of Terms, Interest Rate and Conversion Privileges.

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale.The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. Subsequent to September 30, 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC - See footnote 13 - Subsequent Events which describes this event which also included the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested
     to  Wright   Entertainment  upon  the  full  payment  of  the  subscription agreement.


6.   Notes Payable

     Notes payable at September 30, 2004 and 2003 consist of:

                                                               2004       2003
                                                             --------   --------
     Notes payable to stockholders at 6%
       interest payable on September 30, 2004                $  2,657   $132,200

     Note payable to stockholder at 6%
       interest payable July 31, 2005                        $228,290       --

     Note payable to stockholder at 6%
       interest payable August 31, 2005                      $171,710       --
                                                             --------   --------
                                                             $402,657   $132,200
                                                             --------   --------

     The holders of the July and August 2005 notes have a UCC-1 lien against the Company's assets.

     The loans are convertible at any time before the maturity date into the Company's common stock at the rate of five shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion.

7.   Convertible Bridge Loan

     Convertible bridge loans at September 30, 2004 and 2003 consist of:


                                                               2004       2003
                                                             --------   --------
     Convertible bridge loan payable to
       individuals at 6% interest payable
       on February 14, 2004                                  $      0   $ 37,000
                                                             --------   --------

     The convertible bridge loans are convertible at any time before the maturity date into the Company's common stock at the rate of two shares of common stock for each dollar of convertible bridge loan plus accrued interest through the date of conversion. See Note 9 for amounts advanced on convertible bridge loans and amounts converted to common stock during the year ended September 30, 2004.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at September 30, 2004 and 2003.

     The (provision) benefit for income tax consist of the following:


                                                 2004     2003
                                                ------   ------
                               Current          $    0   $    0
                               Deferred              0        0
                                                ------   ------
                                                $    0   $    0
                                                ======   ======


     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For teh year ended September 30, 2004, the Valuation Allowance increased by approximately $1,100,000.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


9.   Capital Stock - continued

     In May 2003, the Company issued 5,075,000 shares of its common stock for consulting services, which the Company had approved in February of 2003 and valued at $253,750.

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

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale.The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. Subsequent to September 30, 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC - See footnote 13 - Subsequent Events which describes this event which also included the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested
     to  Wright   Entertainment  upon  the  full  payment  of  the  subscription agreement.

     In October 2003, the Company issued 100,000 shares of its common stock for services rendered, which the Company valued at $60,000.

     In October 2003, the Company issued 100,000 shares of its common stock to management for services, which the Company valued at $25,000.00.

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

     In April 2004, the Company issued 15,000 shares of its common stock in lieu Payments due on a television station lease agreement, which the Company valued at $19,500.

     In July 2004, the Company issued 1,000,000 shares of its common stock to Directors, which the Company valued at $100,000.

     In August 2004, the Company issued 2,900,000 shares of its common stock to Employees, directors and advisory board members for management services, which the Company valued at $290,000.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



9.   Capital Stock - continued

     In August 2004, the Company issued 100,000 shares of its common stock in lieu Payments due on a television station lease agreement, which the Company valued at $9,000.

     In September 2004, the Company issued 1,506,000 shares of its common stock for services rendered, which the Company valued at $301,200.

     During the period ended September 30, 2004, the Company issued 4,135,441 shares of its common stock to Bridge Loan Lenders who elected to convert $1,852,648 of bridge loans to common stock at an average conversion price of $.447 per share.

     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. During the period ended September 30, 2004, the Company had distributed 1,606,000 of the shares through grants.


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

     No preferred shares had been issued as of September 30, 2004 and 2003.


11.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet (now Intelsat, Inc.) on November 20, 2002 for 6 MHz of satellite Bandwidth on Telstar 5 (now Intelsat 5) for a period of three year ending on November 21, 2005. For the periods ended September 30, 2004 and 2003, the amounts expensed were $216,516 and $201,887, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $252,602 and be due as follows:

                  Year ended September 30, 2005            $216,516
                  Year ended September 30, 2006            $ 36,086


     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For periods ended September 30, 2004 and 2003 the amounts expensed for Uplink services were $96,000 and $110,843, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



11.  Commitments and Contingencies - continued

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $112,000 and be due as follows:

                  Year ended September 30, 2005            $96,000
                  Year ended September 30, 2006            $16,000


     Station Lease

     The Company entered into a station programming agreement for Channel 19 in Oklahoma City beginning October 1, 2003 for a period of five years. For the Period ended September 30, 2004 the amount expensed was $55,000.

     Future lease payments due during the term of the lease ending September 30, 2008 will equal $331,200 and be due as follows:

                  Year ended September 30, 2005            $72,000
                  Year ended September 30, 2006            $79,200
                  Year ended September 30, 2007            $86,400
                  Year ended September 30, 2008            $93,600


     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 a the rate of $2,330 per month. For periods ended September 30, 2004 and 2003, the amount expensed for office space lease was $20,000 and $14,000.


     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the period ended September 30, 2004, $150,000 of Mr. Moseley's annual compensation was accrued as a payable.

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

     Legal Matters

     In June of 2004, the Company was granted a motion for default judgment and entry of permanent injunction against a former independent contractor and his companies. The default judgment is for $1,575,850 and the permanent injunction is against the defendants, their officers, agents, employees,

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003


11.  Commitments and Contingencies - continued

     and all persons acting in concert with them. The defendants were further enjoined from contacting the directors, officers, agents, consultants, servants, and employees of the Company. The Company has made the decision not to record the default judgment as an asset until at such time as it is confident that asset value can be recovered from the defendants.

     In August of 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family Entertainment had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004.

12.  Going Concern

     The Company has suffered recurring losses from operations and has a deficit in both working capital and stockolders' equity. In order for the Company to sustain operations and execute its television broadcast and programming business plan , capital will need to be raised to support operations as the company executes its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $450,000 from bridge loans, that were subsequently converted to common stock.

13.  Subsequent Events

     On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 80,000,000 shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise.

     As part of the definitive agreement, Wright Entertainment LLC which had previously entered into a stock subscription agreement for 14,000,000 shares agreed to the termination and cancellation of that agreement by the Company and further agreed to the termination and cancellation of 4,000,000 shares that had been issued in Wright Entertainment LLC's name and were to be vested when Wright Entertainment LLC completed the payment for its subscription agreement. The definitive agreement calls for the Company to pay Wright Entertainment LLC, owned by Lonnie G. Wright, $300,000 ($60,000 at the signing and $15,000 per month for sixteen months beginning January 15, 2005) and issue Wright Entertainment LLC 1,000,000 shares of the Company's restricted common stock.

     In summary, World One Media Group, Inc.'s acquisition of 70,000,000 Million restricted common shares and the cancellation of 18,000,000 common shares in the name of Wright Entertainment LLC leaves World One Media Group, Inc. owning approximately 57% of the Company's 127,063,384 outstanding shares.

     The 127,063,384 shares outstanding referred to in the previous paragraph were arrived at by taking the 67,135,177 shares outstanding at September 30, 2004 and subtracting the 18,000,000 shares of Wright Entertainment LLC that were cancelled, and adding the 70,000,000 shares issued to World One Media Group, Inc., 5,058,207 shares issued for bridge loan conversions, 1,000,000 shares issued to Lonnie G. Wright as set forth in the definitive agreement, 1,770,000 shares issued to management and consultants for services, and 100,000 shares issued in lieu of lease obligations on the Oklahoma station operated by the Company.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003



13.  Subsequent Events - continued

     The shares  issued above were issued in a private  transaction  pursuant to
     Section 4(1) and 4(2) of the Securities Act of 1933, as amended. These shares are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

     On December 14, 2004, we accepted the resignation of Lonnie G. Wright as Chief Executive Officer and member of our Board of Directors, to be effective on December 14, 2004. Mr. Wright's resignation was not the result of any disagreement between us and him. Rather, Mr. Wright voluntarily resigned in conjunction with the Company's entering into a definitive agreement with World One Media Group, Inc. to purchase of controlling interest in the Company.

     On December 28, 2004, the Company's Board of Directors elected Ajibike Olukunle Akinkoye as a member of the Board of Directors and Chief Executive Officer of the Company.