Form 10QSB
period 2004-12-31
URBAN TELEVISION NETWORK CORP
filed 2005-02-14
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending December 31, 2004


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from        to
                                               -------   --------

                         Commission file number 33-58972
                                                --------


                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         NEVADA                                           22-2800078
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



   2707 South Cooper, Arlington, TX                            76015
-------------------------------------------             -----------------
 (Address of principal executive offices)                  (Zip Code)



                   Issuer's telephone number, (817) 303 - 7449
                                              ----- ---   ----

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---    ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

 127,070,049 shares of common stock, $0.0001 par value, as of December 31, 2004
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format
     (Check One)      Yes    No X
                         ---   ---

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................3
          Balance Sheet (unaudited)............................................4
          Statements of Operations (unaudited).................................5
          Statements of Cash Flows (unaudited).................................6
          Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................18

Item 3.  Controls and Procedures..............................................26


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................27

Item 2.   Changes in Securities and Use of Proceeds...........................27

Item 3.   Defaults upon Senior Securities.....................................28

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................28

Item 5.   Other Information...................................................28

Item 6.   Exhibits and Reports on Form 8-K....................................29






Signatures....................................................................29

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB




PART I-FINANCIAL INFORMATION



Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2004, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                           December 31,    September 30,
                                                                               2004             2004
                 Assets                                                    (Unaudited)       (Audited)
Currents assets
  Cash and cash equivalents                                               $     131,406    $       8,995
  Accounts receivable                                                             3,940           14,855
                                                                          -------------    -------------
             Total current assets                                               135,346           23,850
                                                                          -------------    -------------
Furniture, fixtures and equipment, net                                          122,977          136,133
                                                                          -------------    -------------

Other assets
  Network assets, net                                                            88,559           98,340
  Organizational costs                                                              360              360
                                                                          -------------    -------------
             Total other assets                                                  88,919    $      98,700
                                                                          -------------    -------------
             Total assets                                                 $     347,242    $     258,683
                                                                          =============    =============


             Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $     361,642    $     334,403
  Due to stockholders                                                              --                750
  Notes payable to stockholder                                                  600,657          402,657
  Accrued compensation                                                          176,000          150,000
  Accrued interest payable                                                        7,056           10,049
  Deferred revenue                                                               42,250           67,000
                                                                          -------------    -------------
             Total current liabilities                                        1,187,605          964,859
                                                                          -------------    -------------



Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    127,070,049 and 67,135,177 outstanding at December 31, 2004 and
    September 30,2004, respectively                                              12,707            6,714
  Additional paid-in capital                                                 22,474,092       23,677,544
  Stock subscriptions receivable                                             (6,900,000)      (8,800,000)
  Retained earnings (deficit)                                               (16,427,162)     (15,590,434)
                                                                          -------------    -------------
             Total stockholders' equity (deficit)                              (840,363)        (706,176)
                                                                          -------------    -------------



Total liabilities and stockholders' equity                                $     347,242    $     258,683
                                                                          =============    =============





                       See notes to financial statements.

                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
              For the three months ended December 31, 2004 and 2003
                                   (UNAUDITED)


                                                       2004            2003
                                                   ------------    ------------


Revenues                                           $    100,016    $     25,971
                                                   ------------    ------------

Expenses:

  Satellite and uplink services                          80,109          78,129
  Master control and production                          83,200         129,553
  Station operating costs                                89,115          80,294
  Technology expenses                                    46,230          28,977
  Administration                                        609,149         288,373
  Depreciation and amortization                          22,937          17,042
                                                   ------------    ------------
Total expenses                                          930,740         622,368
                                                   ------------    ------------
Income (loss) from operations                          (830,724)       (596,397)

Other (income) expense

  Interest income                                             3             101

  Interest (expense)                                     (6,007)         (1,983)
                                                   ------------    ------------

Net loss                                           $   (836,728)   $   (598,279)
                                                   ------------    ------------

Earnings per share:                                $      (0.01)   $      (0.02)
   Net income (loss)
Weighted average number of common
   shares outstanding                                72,212,619      36,644,020










                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows
              For the three months ended December 31, 2004 and 2003
                                   (UNAUDITED)

                                                                  2004           2003
                                                              -----------    -----------
Operating Activities
Net (loss)                                                    $  (836,728)   $  (598,279)
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                  22,937         17,042
    Common stock issued for services                              294,000         50,000
Changes in operating assets and liabilities:
  Accounts receivable                                              10,915         (2,505)
  Accounts payable                                                 26,489        (27,188)
  Accrued interest expense                                         (2,993)         1,983
  Accrued compensation                                             26,000         45,000
  Deferred income                                                 (24,750)
                                                              -----------    -----------

Net cash provided by operating activities                        (484,130)      (513,947)
                                                              -----------    -----------
Investing Activities

 Capital expenditures                                                --          (30,700)
                                                              -----------    -----------
Net cash (used in) investing activities                              --          (30,700)
                                                              -----------    -----------
Financing Activities
Proceeds from common stock sales                                  100,000        300,000
Proceeds from bridge loans                                        508,541        621,076
Payment on shareholder loans                                       (2,000)          --
Proceeds from notes payable                                          --           17,500
Collection on subscription receivable                                --              200
                                                              -----------    -----------
Net cash provided by financing activities                         606,541        938,776
                                                              -----------    -----------

Increase (decrease) in cash                                       122,411        394,129
Cash at beginning of period                                         8,995        235,408
                                                              -----------    -----------
Cash at end of period                                         $   131,406    $   629,537
                                                              -----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $     9,000    $      --
    Income taxes                                              $      --      $      --
  Non-cash transactions:
    Acquisition of equipment                                  $      --      $    30,000
    Common stock issued for services                          $   294,000    $ 2,050,000




                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004, which was filed January 13, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of December 31, 2004 and the results of its Operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2004.


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


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

     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at December 31, 2004 was $-0-.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the three months ended December 31, 2004 and 2003.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)

2.   Significant Accounting Policies - continued

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

     Stock Options

     The Company accounts for non-employee stock options under SFAS 123, whereby option costs are recorded at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliable measurement, in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At December 31, 2004 and 2003, an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $117,069 and the amortization for the three months ended December 31, 2004 and 2003 was $9,781.

     Future amortization of the Network assets at December 31, 2004 will be $88,559 and on an annual basis be as follows:

                Year ended September 30, 2005              $29,344
                Year ended September 30, 2006              $39,125
                Year ended September 30, 2007              $20,090

5.   Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                    Range of
                                    Lives in      December 31,    September 30,
                                      Years           2004             2003
                                    ---------    -------------    -------------
Master Control, Editing Equipment      3-5       $      67,749    $      67,749
Studio and Production Equipment        3-5              60,500           60,500
Production Van                           5              45,000           45,000
Affiliated Receiver Equipment            5              20,247           20,247
                                                 -------------    -------------
                                                       191,496          191,496
Less: Accumlated Depreciation                          (68,519)         (55,363)
                                                 -------------    -------------
                                                 $     122,977    $     136,133
                                                 =============    =============

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


5.   Furniture, Fixtures and Equipment - continued

     The Company acquired equipment totaling $ -0- and $60,700 during the three months ended December 31, 2004 and 2003, respectively. Total depreciation expense for the three months ended December 31, 2004 and 2003 was $13,156 and $11,478, respectively.

6.   Related Party Transactions

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

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale.The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. In December 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC as well as the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested to Wright Entertainment upon the full payment of the subscription agreement.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


6.   Related Party Transactions - continued

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

     In summary, World One Media Group, Inc.'s acquisition of 70,000,000 Million restricted common shares and the cancellation of 18,000,000 common shares in the name of Wright Entertainment LLC leaves World One Media Group, Inc. owning approximately 57% of the Company's 127,070,049 outstanding shares.

7.   Notes Payable

     Notes payable consist of:
                                                    December 31,   September 30,
                                                        2004            2004
                                                   -------------   -------------
     Notes payable to stockholders at 6%
       interest payable on September 30, 2004      $         657   $       2,657

     Note payable to stockholder at 6%
       interest payable July 31, 2005                    228,290         228,290

     Note payable to stockholder at 6%
       interest payable August 31, 2005                  171,710         171,710


     Note payable to stockholder at 6%
       Interest payable December 31, 2005                200,000            --
                                                   -------------   -------------
                                                   $     600,657   $     402,657
                                                   -------------   -------------

     The holders of the July and August 2005 notes have a UCC-1 lien against the Company's assets.

     The loans are convertible at any time before the maturity date into the Company's common stock at the rate of five shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion.

8.   Income Tax

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


8.   Income Tax - continued

     necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at December 31, 2004 and September 30, 2004.

     The (provision) benefit for income tax consist of the following:

                                December 31,   September 30,
                                    2004            2004
                               -------------   -------------

                    Current    $           0   $           0
                    Deferred               0               0
                               -------------   -------------
                               $           0   $           0
                               =============   =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2004, the Valuation Allowance increased by approximately $1,100,000.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


9.   Capital Stock - continued

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale.The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. In December 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC as well as the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested to Wright Entertainment upon the full payment of the subscription agreement.

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

     During the three months ended December 31, 2004, the Company issued 5,074,872 Shares of its common stock to Bridge Loan Lenders who elected convert $508,541 of bridge loans to commons tock at an average conversion price of $.10 per share.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


9.   Capital Stock - continued

     In October 2004, the Company issued 600,000 shares of its common stock to Directors, which the Company valued at $60,000.

     In October 2004, the Company issued 100,000 shares of its common stock in Lieu of payments due on a television station lease agreement, which the Company valued at $18,000.

     In October 2004, the Company issued 500,000 share of its common stock for for services rendered, which the Company valued at $50,000.

     In December 2004, the Company issued 1,000,000 shares of its common stock to Wright Entertainment, LLC as part of the Definitive Agreement discussed in Footnote 6, which the Company valued at $200,000.

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

     No preferred shares had been issued as of December 31, 2004 and September 30, 2004.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


11.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet (now Intelsat, Inc.) on November 20, 2002 for 6 MHz of satellite Bandwidth on Telstar 5 (now Intelsat 5) for a period of three year ending on November 21, 2005. For the three months ended December 31, 2004 and 2003, the amounts expensed were $54,129, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $198,473 and be due as follows:

                  Year ended September 30, 2005            $162,387
                  Year ended September 30, 2006            $ 36,086

     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For three months ended December 31, 2004 and 2003 the amounts expensed for Uplink services were $24,000, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $88,000 and be due as follows:

                  Year ended September 30, 2005            $72,000
                  Year ended September 30, 2006            $16,000

     Station Lease

     The Company entered into a station programming agreement for Channel 19 in Oklahoma City beginning October 1, 2003 for a period of five years. For the Three months ended December 31, 2004 and 2003, the amounts expensed were $18,000 and $9,000, respectively.

     Future lease payments due during the term of the lease ending September 30, 2008 will equal $313,200 and be due as follows:

                  Year ended September 30, 2005            $54,000
                  Year ended September 30, 2006            $79,200
                  Year ended September 30, 2007            $86,400
                  Year ended September 30, 2008            $93,600

     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 a the rate of $2,330 per month. For the three months ended December 31, 2004 and 2003, the amount expensed for office space lease was $6,990 and $10,546, respectively.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the three months period December 31, 2004 and 2003, $26,000 and $45,000,respectively, of Mr. Moseley's annual compensation was accrued as a payable. At December 31, 2004 and September 30, 2004, a total of $176,000 and $150,000 of Mr. Moseley's annual compensation was accrued as a payable.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (UNAUDITED)


11.  Commitments and Contingencies - continued

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

     In August of 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family Entertainment had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004. At December 31, 2004, the Company owed $30,000 on the settlement amount.

12.  Going Concern

     The Company has suffered recurring losses from operations and has a deficit in both working capital and stockholders' equity. In order for the Company to sustain operations and execute its television broadcast and programming business plan , capital will need to be raised to support operations as the company executes its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $508,541 from bridge loans, that were subsequently converted to common stock and $250,000 from World One towards the payment on its stock subscription agreement.

Item  2.    Management's Discussion and Analysis or Plan of Operation.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended September 30, 2004 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. In December 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC as well as the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested to Wright Entertainment upon the full payment of the subscription agreement.

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

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2005.

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

Results of Operations

Urban Television Network Corporation - Historical Results for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Revenues. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months ended December 31, 2004 and 2003 were $100,016 and $25,971, respectively, an increase of $74,045. The increase in revenues is primarily attributable to increase revenues from sales of program time and advertising spots. The Company is still in the process of implementing its revenue generation plan that includes local advertising sales, for company operated stations, securing network advertising at the best available rate, uplinking other parties signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. The Company has increased its affiliate base over the last twelve months from 72 to 74 affiliates and 22 million to 24 million household coverage of its affiliate base.

The operations are still in the growth stages and the Company is dependent upon Working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

Cost of Operations. Costs of operations for the three months ended December 31, 2004 and 2003 were $298,654 and $323,548, respectively. The major components of cost of operations for the three months ended December 31, 2004 and 2003 were as follows:

                                                     2004       2003
                                                   --------   --------

         Satellite and uplink services             $ 80,109   $ 84,724
         Master control, production, programming     83,200    129,553
         Station operating costs                     89,115     80,294
         Technology expenses                         46,230     28,977
                                                   --------   --------
               Total Cost of Operations            $298,654   $323,548
                                                   ========   ========


Master control, production, programming expenses decreased in 2004 due primarily To the Company's reduction of personnel costs resulting from the consolidation Of three facilities into the Arlington location.

The costs of operations for stations increased by $8,821 in three months ended December 31, 2004 as compared to 2003 primarily as the result increased monthly lease amounts for the Dallas and Oklahoma City stations.

The technology expenses increased by $17,253 for the three months ended December 31, 2004 as compared to 2003 due primarily to an increase in system software development.

Administration expenses of $609,149 for the three months ended December 31, 2004 increased by $320,776 or 112% over the administrative expenses of $288,373 for the three months ended December 31, 2003.

Following is a comparative of the general administrative expense categories for the three months ended December 31, 2004 and 2003.

                                           2004       2003
                                         --------   --------

         Administration cost             $112,000   $ 64,000
         Stock based compensation         276,000     50,000
         Consulting                        23,181     13,500
         Contract labor                     2,500       --
         Travel, conventions               14,094     34,324
         Legal fees                        75,750     32,500
         Las Vegas office expenses         25,000     16,464
         Commissions                        9,550      3,194
         Accounting fees                   10,000     10,000
         Public relations costs              --        2,480
         Transfer Agent, permit fees        6,898     12,065
         Rent and utilities                10,457     10,546
         Internet costs                     4,912      6,665
         Supplies - digital operations      6,511      6,585
         Supplies                           1,048      3,659
         Telephone                         24,675      6,964
         Postage and shipping               1,302      2,992
         Marketing,printing,promotions        800      5,734
         Other                              4,471      6,701
                                         --------   --------
            TOTAL                        $609,149   $288,373
                                         ========   ========

The increase in administrative cost is due primarily to the $60,000 paid to Wright Entertainment LLC as set forth in the Definitive Agreement between the Company, Wright Entertainment LLC and World One Media Group, Inc. See Footnote 9 to the Financial Statements for a discussion of this transaction.

The increase in stock based compensation is due primarily to the Company's issuance of common stock to directors and consultants for services rendered and the issuance of common stock to Lonnie Wright as part of the Definitive Agreement between the Company, Wright Entertainment LLC and World One Media Group, Inc. See Footnote 9 to the Financial Statements for a discussion of this transaction.

The increase in consulting fees is due the Company engaging outside consultants for specific projects relating to financial and strategic planning rather than adding permanent staff.

The increase in contract labor is due to the Company hiring outside labor for production crew on events and studio productions.

Travel and convention expenses decreased as the amount of travel related to The Las Vegas office decreased significantly during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

Legal expenses increased in 2004 as result of the Company's search for capital and minority investors.

Commissions increased in 2004 due to an increase in advertising and programming Revenues produced by commissioned sales people.

Public relations decreased due to a decrease in expenses for public functions, announcements and support for minority groups.

Transfer agent expenses decreased in 2004 as the company expenses related to the Issuance of common stock for bridge loan investors converting their bridge loans to common stock of the company.

Internet cost decreased as the result of the Company installing its own high Speed Internet lines at the Arlington offices versus outsourcing this service in 2003.

Telephone expenses increased in 2004 versus 2003 primarily as the result of the Company installing its own high speed Internet lines at the Arlington offices versus outsourcing this service in 2003 and the installation of fiber lines to the Verestar uplink facilities in 2004.

Marketing, printing and promotions expenses for 2004 compared to 2003 decreased by $4,934 due to the Company not having the brochure and marketing materials printing costs incurred during the three months ended December 31, 2003.

Interest expense for the three months ended December 31, 2004 was $6,007 compared to $1,983 for the three months ended December 31, 2003. The increase of $4,024 is due to the increase of stockholder loans.

Operating Results. We had a net operating losses of $830,724 and $596,397, for the three months ended December 31, 2004 and 2003, respectively. The increased loss of $234,327 for 2004 was primarily attributed to the $320,776 increase in administrative expenses of which $48,000 was attributable to an increase in management expense, $226,000 was attributable to an increase in stock based compensation and $43,250 to an increase in legal expenses.

Earnings Per Share of Common Stock. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $0.02 for the three months ended December 31, 2004 and 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $16,427,162 from the inception of the Company through December 31, 2004.

Current liabilities at December 31, 2004 were $1,187,605 which exceeded current assets of $135,346 by $1,052,259. The Company's cash position at December 31, 2004 was $131,406, a increase of $122,411 from the position at September 30, 2004. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Amounts due to stockholders increased from $402,657 at September 30,2004 to $600,657 at December 31, 2004 as the result of $200,000 being reinstated as the result of the cancellation of the Wright Entertainment LLC subscription agreement which originally has a stockholder pledging $200,000 of debt owed by the Company as part of the Wright Entertainment LLC down payment amount. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available. Deferred income is the result of the Company receiving full payment for a year contract to air programming, which amount is being amortized on a monthly basis as the programming is aired.

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

We had net losses $836,728 and $598,279 for the three months ended December 31, 2004 and 2003, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2005. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

RISK FACTORS

We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the competition in the television industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the inability to enter into strategic partnerships with major advertisers, the loss of key personnel, adverse economic conditions, the control of our common stock by our management, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock.

For a more detailed discussion as to the risks related to Urban Television Network Corporation, our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on January 13, 2005.

Financing activities for the three months ended December 31, 2004 include:

     1) Issuance of common stock in lieu of cash payments totaling $276,000 for management and consulting services.

     2) Bridge loan subscriptions of $508,541 for convertible bridge loans with interest at the rate of six percent (6%) per annum with a consortium of private investors. The bridge loan lenders have the option to convert their loans before the maturity date of February 14, 2004 into common stock of the Company. During the three months ended December 31, 2004, bridge loan lenders of $508,541 elected to convert their bridge loan to 5,074,872 shares of common stock, which averaged of $.10 per shares.

     3) The Company received $100,000 cash as the initial payment on the World One Media Group, Inc. subscription agreement as discussed in Footnote 9 to the Financial Statements and in Item 2 of this Quarterly Report

In addition common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares. The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

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

Other Events

           None

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Although unlikely, due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our chief executive officer and our president concluded that, subject to the limitations noted above and as of the evaluation date, our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In October 2004, the Company issued 600,000 shares of its common stock to Directors, which the Company valued at $60,000.

In October 2004, the Company issued 100,000 shares of its common stock in lieu of payments due on a television station lease agreement, which the Company valued at $18,000.

In October 2004, the Company issued 500,000 share of its common stock for services rendered, which the Company valued at $50,000.

In December 2004, the Company issued 1,000,000 shares of its common stock to Wright Entertainment, LLC as part of the Definitive Agreement discussed in Footnote 6, which the Company valued at $200,000.

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

During the three months ended December 31, 2004, the Company issued 5,074,872 Shares of its common stock to Bridge Loan Lenders who elected convert $512,700 of bridge loans to commons tock at an average conversion price of $.10 per share.

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

31.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

31.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

32.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.

On December 16, 2004, the Company filed an 8K Report detailing Item 1, titled, "Change in Control of Registrant".

On January 3, 2005, the Company filed an 8K/A Report detailing Item 1, titled, "Change in Control of Registrant".

On January 28, 2005, the Company filed an 8K Report detailing Item 8, titled, "Other Events".



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2005


Urban Television Network Corporation


By: /s/ Ajibike Olunkunle Akinkoye           By: /s/ Randy Moseley
   -------------------------------           -----------------------------------
   Ajibike Olunkunle Akinkoye                Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO