Form 10QSB
period 2005-03-31
URBAN TELEVISION NETWORK CORP
filed 2005-05-13
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2005


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from         to
                                                -------   --------

                         Commission file number 33-58972
                                                ---------


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



                2707 South Cooper, Suite 119, Arlington, TX 76015
         -------------------------------------------- -----------------
               (Address of principal executive offices) (Zip Code)



                  Issuer's telephone number,   ( 817 )     303   -   7449
                                             ----------- --------  --------

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:


     133,753,379 shares of common stock, $0.0001 par value, as of March 31, 2005
     ---------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................19

Item 3.  Controls and Procedures..............................................29


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................29

Item 2.   Changes in Securities and Use of Proceeds...........................30

Item 3.   Defaults upon Senior Securities.....................................30

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................30

Item 5.   Other Information...................................................30

Item 6.   Exhibits and Reports on Form 8-K....................................30






Signatures....................................................................31

                         URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2005 The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2005, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                            March 31,      September 30,
                                                                               2005             2004
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
                                     Assets
Currents assets
  Cash and cash equivalents                                               $     195,932    $       8,995
  Accounts receivable                                                             7,760           14,855
                                                                          -------------    -------------
             Total current assets                                               203,692           23,850
                                                                          -------------    -------------
Furniture, fixtures and equipment, net                                          111,487          136,133
                                                                          -------------    -------------

Other assets
   Network assets, net                                                           78,777           98,340
   Deposits                                                                       3,600             --
  Organizational costs                                                              360              360
                                                                          -------------    -------------
             Total other assets                                                  82,737    $      98,700
                                                                          -------------    -------------
             Total assets                                                 $     397,916    $     258,683
                                                                          -------------    -------------


                      Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $     349,596    $     334,403
  Advances                                                                      265,000             --
  Due to stockholders                                                           195,000              750
  Notes payable to stockholder                                                  400,657          402,657
  Accrued compensation                                                          231,000          150,000
  Accrued interest payable                                                        8,063           10,049
  Deferred revenue                                                               17,500           67,400
                                                                          -------------    -------------
             Total current liabilities                                        1,466,816          964,859

Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    133,753,379 and 67,135,177 outstanding at March 31, 2005 and
    September 30, 2004, respectively                                             13,376            6,714
  Additional paid-in capital                                                 23,251,432       23,677,544
  Stock subscriptions receivable                                             (6,600,000)      (8,000,000)
  Retained earnings (deficit)                                               (17,733,708)     (15,590,434)
                                                                          -------------    -------------
             Total stockholders' equity                                      (1,068,900)        (706,176)
                                                                          -------------    -------------



Total liabilities and stockholders' equity                                $     397,916    $     258,683
                                                                          -------------    -------------





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
                For the six months ended March 31, 2005 and 2004

                                   (UNAUDITED)


                                     Three months ended March 31,       Six months ended March 31,
                                         2005             2004             2005             2004
                                    -------------    -------------    -------------    -------------

Revenues                            $      70,117    $      31,196    $     170,133    $      57,167
                                    -------------    -------------    -------------    -------------

Expenses:

  Satellite and uplink services            80,109          107,891          160,218          186,020
  Master control and production            64,334           60,653          119,734          169,306
  Station operating costs                  94,909           90,843          184,024          171,137
  Affiliate Relations                       8,400            5,850           15,200            8,550
  Programming                              27,782           19,600           48,782           37,800
  Technology expenses                      38,055           26,871           94,035           55,848
  Administration                        1,034,129          246,339        1,633,528          534,712
  Depreciation and amortization            22,938           18,718           45,875           35,760
                                    -------------    -------------    -------------    -------------
Total expenses                          1,370,656          576,765        2,301,396        1,199,133
                                    -------------    -------------    -------------    -------------
Income (loss) from operations          (1,300,539)        (545,569)      (2,131,263)      (1,141,966)

Other (income) expense
  Interest income                            --                232                3              333
  Interest (expense)                       (6,007)          (1,455)         (12,014)          (3,438)
                                    -------------    -------------    -------------    -------------

Net loss                            $  (1,306,546)   $    (546,792)   $  (2,143,274)   $  (1,145,071)
                                    -------------    -------------    -------------    -------------


Earnings per share:
   Net (loss)                       $        (.01)   $       (0.01)   $       (0.02)   $       (0.03)
Weighted average number of common
  shares outstanding                  101,170,716       43,729,964      101,170,716       37,834,813





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows
                For the six months ended March 31, 2005 and 2004
                                   (UNAUDITED)

                                                    Three months ended March 31,     Six months ended March 31,
                                                        2005           2004             2005            2004
                                                    ------------    ------------    ------------    ------------
Operating Activities
Net (loss)                                          $ (1,306,546)   $   (546,792)   $ (2,143,274)   $ (1,145,071)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         22,938          18,718          45,875          35,760
    Common stock issued for services                     578,000            --           872,000          50,000
Changes in operating assets and liabilities:
  Accounts receivable                                     (3,820)           --             7,095          (2,505)
  Prepaid expense                                         (3,600)           --            (3,600)           --
  Accounts payable                                       (12,037)        (26,000)         14,452         (53,188)
  Advances                                               265,000            --           265,000            --
  Accrued interest expense                                 1,007           1,455          (1,986)          3,438
  Accrued compensation                                    55,000          30,000          81,000          75,000
  Deferred revenue                                       (24,750)           --           (49,500)           --
                                                    ------------    ------------    ------------    ------------

Net cash provided by operating activities               (428,808)       (522,619)       (912,938)     (1,036,566)
                                                    ------------    ------------    ------------    ------------
Investing Activities

 Capital expenditures                                     (1,666)        (49,089)         (1,666)        (79,789)
                                                    ------------    ------------    ------------    ------------
Net cash (used in) investing activities                   (1,666)        (49,089)         (1,666)        (79,789)
                                                    ------------    ------------    ------------    ------------

Financing Activities
Proceeds from common stock sales                            --              --           100,000         300,000
Proceeds from bridge loans                                  --           192,038         508,541         813,608
Proceeds from notes payable                              240,000         231,850         240,000         254,350
Payments on notes payable                                (45,000)       (263,121)        (47,000)       (268,615)
Collection on subscription receivable                    300,000            --           300,000             200
                                                    ------------    ------------    ------------    ------------

Net cash provided by financing activities                495,000         160,767       1,101,541       1,099,543
                                                    ------------    ------------    ------------    ------------


Increase (decrease) in cash                               64,526        (410,941)        186,937         (16,812)

Cash at beginning of period                              131,406         629,537           8,995         235,408
                                                    ------------    ------------    ------------    ------------
Cash at end of period                               $    195,932    $    218,596    $    195,932    $    218,596
                                                    ------------    ------------    ------------    ------------




Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $      5,000    $       --      $     14,000    $       --
    Income taxes                                    $       --      $       --      $       --      $       --
  Non-cash transactions:
    Common stock issued for services                $    578,000    $       --      $    872,000    $     50,000
    Common stock issued for assets                  $       --      $       --      $       --      $     30,000





                      See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004, which was filed January 13, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of March 31, 2005 and the results of its Operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2005.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Urban Television Network Corporation, a Texas corporation, Urban Records, Inc., a Nevada corporation and Waste Conversion Systems Of Virginia, Inc.

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

     Concentration of Credit Risk

     The Company maintains cash in excess of federally insured limits. The amount in excess at March 31, 2005 was $93,883.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the six months ended March 31, 2005 and 2004.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)



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


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At March 31, 2005 and 2004 an allowance for doubtful accounts was not considered necessary.


4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $116,851 and the amortization for the six months ended March 31, 2005 and 2004 was $19,563 and $19,563, respectively.

     Future amortization of the Network assets at March 31, 2005 will be $78,777 and on an annual basis be as follows:

               Year ended September 30, 2005              $19,562
               Year ended September 30, 2006              $39,125
               Year ended September 30, 2007              $20,090


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)



5.   Property, Plant and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                          Range of
                                          Lives in       March 31,     September 30,
                                           Years           2004             2004
                                         ---------    -------------    -------------
     Master Control, Editing Equipment         3-5    $      69,415    $      67,749
     Studio and Production Equipment           3-5           60,500           60,500
     Production Van                              5           45,000           45,000
     Affiliated Receiver Equipment               5           18,247           18,247
                                                      -------------    -------------
                                                            193,162          191,496
     Less: Accumlated Depreciation                          (81,675)         (55,363)
                                                      -------------    -------------
                                                      $     111,487    $     136,133
                                                      =============    =============

     The Company acquired equipment totaling $1,666 and $109,789 during the six months ended March 31, 2005 and 2004, respectively. The 2004 amount included the issuance of 120,000 shares of the Company's common stock valued at $30,000. Total depreciation expense for the six months ended March 31, 2005 and 2004 was $26,312 and $16,197, respectively.

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

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the six months ended March 31, 2005 and 2004, the total expense paid out for these services was $84,285 and $55,848, respectively.

     During the period ended September 2003, the Company executed an interest bearing note with a shareholder. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004 and was brought back onto the Company's books as part of the termination of the Wright Entertainment LLC stock subscription agreement.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 of the note principal.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)



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

     On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrants) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise.

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

     In summary, World One Media Group, Inc.'s acquisition of 70,000,000 Million restricted common shares and the cancellation of 18,000,000 common shares in the name of Wright Entertainment LLC leaves World One Media Group, Inc. owning approximately 52% of the Company's 133,753,379 outstanding shares.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)



7.   Notes Payable and Advances

     Notes payable and Advances consist of:
                                                      March 31,    September 30,
                                                        2005            2004
                                                   -------------   -------------
     Notes payable to stockholders at 6%
       interest payable on September 30, 2004      $         657   $       2,657

     Note payable to stockholder at 6%
       interest payable July 31, 2005                    228,290         228,290

     Note payable to stockholder at 6%
       interest payable August 31, 2005                  171,710         171,710

     Note payable to stockholder at no
       interest, payable $15,000 per month               195,000            --

     Advances from a non-related party
       that the Company expects to convert
       to a note payable with a term of at
       least one year                                    265,000            --

                                                   -------------   -------------
       Total Notes Payable and Advances            $     660,657   $     402,657
                                                   -------------   -------------

     The holders of the July and August 2005 notes have a UCC-1 lien against the Company's assets.

     The $228,290 and $171,710 notes payable are convertible at any time before the maturity date into the Company's common stock at the rate of five shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion.


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


     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at March 31, 2005 and 2004.

     The (provision) benefit for income tax consist of the following:

                                March 31,          September 30,
                                  2005                  2004
                             -------------         -------------
                Current      $           0         $           0
                Deferred                 0                     0
                             -------------         -------------
                             $           0         $           0
                             =============         =============

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)



8. Income Tax - continued

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


9.   Capital Stock - continued

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

     During the six months ended March 31, 2005, the Company issued 6,158,202 shares of its common stock to Bridge Loan Lenders who elected to convert $708,550 of bridge loans to common stock at an average conversion price of $.115 per share.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


9.   Capital Stock - continued

     On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrant) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise.

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

     In January 2005, the Company issued 5,000,000 shares of its common stock for management services to an officer and director, which the Company valued at $500,000.

     In February 2005, the Company issued 1,000,000 shares of its common stock to a bridge loan holder who converted a $200,000 bridge loan at the rate of 5 shares for each $1.00 of bridge loan.

     In March 2005, the Company issued 200,000 shares of its common stock in lieu of payments due on a television station lease agreement, which the Company valued at $24,000.

     In March 2005, the Company issued 200,000 shares of its common stock for marketing and sales services to be provided by an outside consulting firm.

     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2003, the Company distributed 1,900,000 of the shares through grants. During the period ended September 30, 2004, the Company distributed 1,606,000 of the shares through grants. During the six month period ended March 31, 2005, the Company distributed 200,000 of the shares through grants

10.  Preferred Stock

     The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of the Company authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

     No preferred shares had been issued as of March 31, 2005.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)



11.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet ( now Intelsat, Inc.) on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 for a period of three year ending on November 21, 2005. For the six months ended March 31, 2005 and 2004, the amount expensed were $108,258 and $108,258, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $144,344 and be due as follows:

                  Year ended September 30, 2004            $108,258
                  Year ended September 30, 2006            $ 36,086


     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the six months ended March 31, 2005 and 2004, the amount expensed for Uplink services were $48,000, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $64,000 and be due as follows:

                  Year ended September 30, 2005            $48,000
                  Year ended September 30, 2006            $16,000


     Station Lease

     The Company entered into a station programming agreement for Channel 19 in Oklahoma City beginning October 1, 2003 for a period of five years. For the six months ended March 31, 2005 and 2004, the amounts expensed were $42,000 and $15,000, respectively.

     Future lease payments due during the term of the lease ending September 30, 2008 will equal $295,200 and be due as follows:

                  Year ended September 30, 2005            $36,000
                  Year ended September 30, 2006            $79,200
                  Year ended September 30, 2007            $86,400
                  Year ended September 30, 2008            $93,600


     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005. The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 a the rate of $2,330 per month. The lease was renewed through February 28, 2006 at the rate of $2,363 per month. For the six months ended March 31, 2005 and 2004, the amount expensed for office space lease was $13,980 and $16,546, respectively.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Randy Moseley was amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


11.  Commitments and Contingencies - continued

     accepted the Officer Position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008. During the six months ended March 31, 2004, $56,000 of Mr. Moseley's compensation was accrued as a payable. At March 31, 2005 and September 30, 2004, a total of $206,000 and $150,000 of Mr. Moseley's annual compensation was accrued as a payable.

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

     In August of 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family Entertainment had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004. At March 31, 2005, the Company owed $15,000 on the settlement amount.

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $508,541 from bridge loans, that were subsequently converted to common stock, $265,000 in other advances to the Company and $400,000 from World One towards the payment on its stock subscription agreement.

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

On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrants) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise.

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

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed for a year On February 1, 2005.

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


Results of Operations

Urban Television Network Corporation - Historical Results for the three month and six month periods ended March 31, 2005 and 2004.

REVENUES. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months and six months ended March 31, 2005 were $70,117 and $170,133 compared to $31,196 and $57,167 for the three months and six month periods ended March 31, 2004. The increase in revenues of $38,921 and $112,966 for the three and six months periods ended March 31, 2005 is primarily attributable to increased revenues from sales of program time and advertising spots. The Company is still in the process of implementing its revenue generation plan that includes local advertising sales, for company operated stations, securing network advertising at the best available rate, uplinking other parties signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time.

The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended March 31, 2005 and 2004 the Company had operating cost of $313,589 and $311,708, respectively. For the six months ended March 31, 2005 and 2004, the Company had operating cost of $621,993 and $628,661, respectively. The major components of cost of operations for the three month and six month periods ended March 31, 2005 and 2004 were as follows:


                                        Three months ended    Six months ended
                                       -------------------   -------------------
                                         2005       2004       2005       2004
                                       --------   --------   --------   --------

Satellite and uplink services          $ 80,109   $107,891   $160,218   $186,020
Master control and production            64,334     60,653    119,734    169,306
Affiliate relations                       8,400      5,850     15,200      8,550
Programming cost                         27,782     19,600     48,782     37,800
Operations of stations                   94,909     90,843    184,024    171,137
Technology expenses                      38,055     26,871     94,035     55,848
                                       --------   --------   --------   --------
   Total                               $313,589   $311,708   $621,993   $628,661
                                       --------   --------   --------   --------



The cost of satellite and uplink services decreased by $27,782 in the three months ended March 31, 2005 as compared to 2004 primarily as the result of the Company reducing its facilities costs by moving its master control facilities from the Verestar uplink facilities to its own facilities in Arlington, Texas in April of 2004.

The cost of satellite and uplink services decreased by $25,802 in the six months ended March 31, 2005 as compared to 2004 primarily as the result of the Company reducing its facilities costs by moving its master control facilities from the Verestar uplink facilities to its own facilities in Arlington, Texas in April of 2004.

The cost of master control and production decreased by $49,572 for the six months ended March 31, 2005 as compared to 2004 primarily as the result reduction in in expenses by moving its master control facilities from the Verestar uplink facilities to its own facilities in Arlington, Texas in April of 2004 and moving from a tape based system to a digital system.

Affiliate relations costs increased for the six months ended March 31, 2005 as compared to 2004 primarily as the result of adding additional personnel to manage the networks television affiliates.

Programming costs increased for the six months ended March 31, 2005 as compared to 2004 primarily as the result of adding additional personnel to work with program suppliers and develop original programming for the Company.

The costs of operations for stations increased by $12,887 for six months ended March 31, 2004 as compared to 2003 primarily as the result of the increased monthly lease costs of the Oklahoma City station.

The technology expenses increased by $11,184 for the three months ended March 31, 2004 as compared to 2003 due primarily to $18,000 of technology consulting expenses being expensed to technology development rather than master control.

The technology expenses increased by $38,187 for the six months ended March 31, 2004 as compared to 2003 due primarily to $34,750 of technology consulting expenses being expensed to technology development rather than master control.

Administration expenses of $1,034,129 for the three months ended March 31, 2005 increased by $787,790 or 320% over the administrative expenses of $246,339 for the three months ended March 31, 2004.

Administration expenses of $1,633,528 for the six months ended March 31, 2005 increased by $1,098,816 or 205% over the administrative expenses of $534,712 for the six months ended March 2004.

Following is a comparative of the major expense categories for the three month and six month periods ending March 31, 2005 and 2004.


                                  Three months ended        Six months ended
                               -----------------------   -----------------------
                                  2005         2004         2005         2004
                               ----------   ----------   ----------   ----------


Administration cost            $   90,500   $   55,000   $  142,500   $   83,000
Stock based compensation          520,000         --        696,000       50,000
Consulting                          5,000       21,895       28,189       55,897
Las Vegas office                  287,500       30,700      473,129       46,200
Commissions                         8,066        2,600       12,229        5,794
Travel, conventions                 8,399       38,419       22,493       82,540
Legal fees                         49,784       22,000      125,534       54,500
Accounting fees                     2,000        2,301       10,000       12,301
Public relations costs              2,460          500        2,460       10,230
Transfer Agent, permit fees         9,245        5,784       16,143       17,849
Rent and utilities expense         10,387       13,330       20,844       23,876
Internet costs                      2,447        6,371        7,359       13,051
Supplies - digital operations      14,713       20,269       21,224       28,809
Supplies                            2,745        4,512        3,793        8,002
Telephone                           7,664        6,610       32,339       13,575
Postage and shipping                2,803        1,679        4,105        4,671
Marketing,printing,promotions       4,131        5,348        4,931       18,341
Other                               6,285        9,021       10,256        6,076
                               ----------   ----------   ----------   ----------
          TOTAL                $1,034,129   $  246,339   $1,633,528   $  534,712
                               ----------   ----------   ----------   ----------


The increase in administrative costs is due to the Company adding additional management in the current fiscal year.

Stock based compensation increased for the three and six months periods ended March 31, 2005 as compared to the same periods for 2004 primarily due to shares being issued to new management ($500,000), board members ($110,000), consultants ($86,000) and to $140,000 to Wright Entertainment LLC for resigning from management and terminating its stock subscription agreement.

The decreases in consulting fees is due the Company replacing consultants with additional management personnel.

The increases in expenses associated with the Las Vegas office is due to the costs associated with the resignation and termination of the stock subscription agreement by Lonnie G. Wright and Wright Entertainment LLC. These direct expenses were $287,500 for the three months ended March 31, 2005 and $447,500 for the six months ended March 31, 2005. The $447,500 is made up of $307,500 in cash and note payable and $140,000 value assigned to 1,200,000 shares of common stock issued to Wright Entertainment LLC.

The increases in commissions is attributed to the Company increasing its sales for the three and six month periods ending March 31, 2205 as compared to the same periods ending in 2004.

The decreases in travel and conventions is related to the Company's reduced travel related cost associated with the minority ownership no longer being located in Las Vegas, Nevada.

The increases in legal expenses is due legal fees associated with the pursuit of sources of capital for the Company and with the continued legal requirements regarding permanent injunction obtained by the Company against Walter E. Morgan, Jr.

The decrease in public relations for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 is due to the $7,250 cost associated with a media event held in Las Vegas in November of 2004 announcing the new minority ownership position of Wright Entertainment LLC.

Internet cost decreased during the three and six month periods ended March 31, 2005 is due to the Company securing its own high speed Internet line at the corporate offices, rather than contracting with an outsider provider.

The decrease in supplies - digital operations during the three and six month periods ended March 31, 2005 due to the Company's beginning in 2004 its conversion from a tape digital based operations for its program insertions.

The increase in telephone related costs for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 is due to the Company incurring a one time cost of $14,500 related to the installation of video fiber from the Arlington master control facilities to the Verestar uplink facilities in De Soto, Texas and the monthly cost of the video fiber service.

The decrease marketing, printing and promotions for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 is due to the Company developing marketing brochures and sponsoring events to promote the network in 2004 that the Company has not incurred to date in 2005.

Operating Results:

The Company had operating losses for the three months ended March 31, 2005 and 2004 of $1,300,539 and $545,569, respectively. The increase of $754,970 from 2005 to 2004 is due primarily to the $787,790 increase in administrative expenses as detailed above and as can be observed is primarily related to the $520,000 increase in stock based compensation and to the $256,800 increase in Las Vegas office expenses resulting from the agreement with Lonnie G. Wright to resign from the Company and the termination of the Wright Entertainment LLC stock purchase agreement.

The Company had operating losses for the six months ended March 31, 2005 and 2004 of $2,131,263 and $1,141,966, respectively. The increase of $989,297 from 2005 to 2004 is due primarily to the $1,098,816 increase in administrative expenses as detailed above and as can be observed is primarily related to the $646,000 increase in stock based compensation and to the $426,929 increase in Las Vegas office expenses resulting from the agreement with Lonnie G. Wright to resign from the Company and the termination of the Wright Entertainment LLC stock purchase agreement.

EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $0.01 for the three months March 31, 2005 and 2004, respectively. The basic and diluted net loss per share of common stock was $0.02 and $0.03 for the six months March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $17,733,708 from the inception of the Company through March 31, 2005.

Current liabilities at March 31, 2005 were $1,466,816 which exceeded current assets of $203,692 by $1,263,124. The Company's cash position at March 31, 2005 was $195,932, a increase of $186,937 from the position at September 30, 2004. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available. Deferred income is the result of the Company receiving full payment for a year contract to air programming, which amount is being amortized on a monthly basis as the programming is aired.

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

We had net losses $1,306,546 and $546,792 for the three months ended March 31, 2005 and 2004, respectively and $ 2,143,274 and $1,145,071 for the six months ended March, 31 2005 and 2004, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2005. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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

Financing activities for the six months ended March 31, 2005 include:

     1) Issuance of common stock in lieu of cash payments totaling $836,000 for management and consulting services.

     2) Bridge loan subscriptions of $508,541 for convertible bridge loans with interest at the rate of six percent (6%) per annum with a consortium of private investors. The bridge loan lenders have the option to convert their loans into common stock of the Company. During the six months ended March 31, 2005, bridge loan lenders of $708,550 elected to convert their bridge loan to 6,158,202 shares of common stock, which averaged of $.11 per shares.

     3) The Company received $400,000 cash as payments on the World One Media Group, Inc. subscription agreement as discussed in Footnote 9 to the Financial Statements and in Item 2 of this Quarterly Report

     4) The Company received $265,000 cash as advances from a non-related party that the Company expects to convert to a note payable with a term of at least one year

In addition, common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares.The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

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

Other Events

   None

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ending March 31, 2005, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

In January 2005, the Company issued 5,000,000 shares of its common stock for management services to an officer and director, which the Company valued at $500,000.

In February 2005, the Company issued 1,000,000 shares of its common stock to a bridge loan holder who converted a $200,000 bridge loan at the rate of 5 shares for each $1.00 of bridge loan.

In March 2005, the Company issued 200,000 shares of its common stock in lieu of payments due on a television station lease agreement, which the Company valued at $24,000.

In March 2005, the Company issued 200,000 shares of its common stock for marketing and sales services to be provided by an outside consulting firm, which the Company valued at $20,000.

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

     None

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

31.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

31.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

32.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

* Filed with previous filing

     (b)  Reports on Form 8-K.

On February 28, 2005, the Company filed an 8K Report dealing with Item 5, titled "Departure of Directors or Principal Officers; Election of Directors".

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

Urban Television Network Corporation


By: /s/ Ajibike O. Akinkoye               By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Ajibike O. Akinkoye                       Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO