Form 10QSB
period 2005-06-30
URBAN TELEVISION NETWORK CORP
filed 2005-08-11
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2005


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

     132,928,379 shares of common stock, $0.0001 par value, as of August 3, 2005

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






Signatures....................................................................23

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB




PART I-FINANCIAL INFORMATION



Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2005, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                            June  30,      September 30,
                                                                               2005             2004
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
                                     Assets
Currents assets

  Cash and cash equivalents                                               $       2,536    $       8,995
  Accounts receivable                                                             7,332           14,855
  Deposits                                                                        5,795             --
                                                                          -------------    -------------
              Total current assets                                               15,663           23,850
                                                                          -------------    -------------

Furniture, fixtures and equipment, net                                          113,674          136,133
                                                                          -------------    -------------
Other assets
  Network assets, net                                                            69,342           98,340
  Organizational costs                                                              360              360
                                                                          -------------    -------------
             Total other assets                                           $      69,702    $      98,700
                                                                          -------------    -------------

             Total assets                                                 $     199,039    $     258,683
                                                                          -------------    -------------

                      Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $     306,001    $     334,403
  Due to stockholders                                                            85,500              750
  Notes payable to stockholder                                                  165,000             --
  Bridge loans payable                                                          400,657          402,657
  Advances                                                                      665,000             --
  Accrued compensation                                                          268,377          150,000
  Deferred revenue                                                                 --             67,400
  Accrued interest payable                                                        4,070           10,049
                                                                          -------------    -------------
             Total current liabilities                                        1,894,605          964,859
                                                                          -------------    -------------

Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued            --               --
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    136,428,379 and 67,135,177 outstanding at June 30, 2005 and
    September 30,2004, respectively                                              13,643            6,714
  Additional paid-in capital                                                 23,518,664       23,677,544
  Stock subscriptions receivable                                             (6,750,000)      (8,000,000)
  Retained earnings (deficit)                                               (18,477,873)     (15,590,434)
                                                                          -------------    -------------
             Total stockholders' equity                                      (1,695,566)        (706,176)
                                                                          -------------    -------------

Total liabilities and stockholders' equity                                $     199,039    $     258,683
                                                                          -------------    -------------





                       See notes to financial statements.



                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations


                                   (UNAUDITED)

                                     Three months ended June 30,        Nine months ended June 30,
                                         2005             2004             2005             2004
                                    -------------    -------------    -------------    -------------
Revenues                            $      55,624    $      71,842    $     225,757    $     129,009
                                    -------------    -------------    -------------    -------------
Expenses:
  Satellite and uplink services            80,049           80,174          240,267          266,194
  Master control and production            61,660           34,073          181,394          213,329
  Affiliate relations                      25,853           11,250           41,053           11,250
  Programming                             139,586           12,600          188,368           49,000
  Station operating costs                  71,231           74,934          255,255          246,071
  Technology expenses                      58,655          147,260          152,690          203,108
  Administration                          332,850        4,484,054        1,966,378        5,018,787
  Depreciation and amortization            23,907           22,937           69,782           58,697
                                    -------------    -------------    -------------    -------------
Total expenses                            793,791        4,867,282        3,095,187        6,066,436
                                    -------------    -------------    -------------    -------------
Income (loss) from operations            (738,167)      (4,795,440)      (2,869,430)      (5,937,427)

Other (income) expense
  Interest income                               9             --                 12              333
  Interest (expense)                       (6,007)            --            (18,021)          (3,354)
                                    -------------    -------------    -------------    -------------

Net loss                            $    (744,165)   $  (4,795,440)   $  (2,887,439)   $  (5,940,448)
                                    -------------    -------------    -------------    -------------

Earnings per share:
   Net income (loss)                $       (0.01)   $       (0.09)   $       (0.03)   $       (0.13)
Weighted average number of common
  shares outstanding                  113,910,631       55,352,099      114,285,131       44,007,166





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows

                                   (UNAUDITED)

                                                    Three months ended June 30,    Nine months ended June 30,
                                                        2005            2004           2005           2004
                                                    -----------     -----------    -----------    -----------
Operating Activities
Net (loss)                                          $  (744,165)    $(4,795,440)   $(2,887,439)   $(5,940,448)
Adjustments to reconcile net income to net cash
  provided by Operating activities:
    Depreciation and amortization                        23,907          22,937         69,782         58,697
    Common stock issued for services                    267,500       3,870,500      1,139,500      3,920,500
Changes in operating assets and liabilities:
  Accounts receivable                                       428            --            7,523         (2,505)
  Prepaid expense                                        (2,195)         (5,000)        (5,795)        (5,000)
  Accounts payable                                      (43,595)        (26,000)       (27,994)       (11,982)
  Accrued interest expense                               (3,993)          1,455         (5,979)         1,869
  Accrued compensation                                   37,377          40,000        118,377        115,000
  Advances from stockholders                             85,500            --           84,750           --
  Advances from others                                  250,000         665,000           --
  Deferred revenue                                      (17,500)         91,750        (67,400)        91,750
                                                    -----------     -----------    -----------    -----------
Net cash provided by operating activities              (146,736)       (799,798)      (909,675)    (1,772,119)
                                                    -----------     -----------    -----------    -----------
Investing Activities
 Capital expenditures                                   (16,660)        (15,000)       (18,325)      (118,704)
                                                    -----------     -----------    -----------    -----------
 Net cash (used in) investing activities                (16,660)        (15,000)       (18,325)      (118,704)
                                                    -----------     -----------    -----------    -----------
Financing Activities
Proceeds from common stock sales                           --           100,000           --
Proceeds from bridge loans                                 --           628,219        508,541      1,782,432
Proceeds from notes payable                                --              --          240,000         25,000
Payments on notes payable                               (30,000)        (20,000)       (77,000)      (140,000)
Collection on subscription receivable                      --           150,000           --
                                                    -----------     -----------    -----------    -----------
Net cash provided by financing activities               (30,000         608,219        921,541      1,667,432
                                                    -----------     -----------    -----------    -----------

Increase (decrease) in cash                            (193,396)       (206,579)        (6,459)      (223,391)

Cash at beginning of period                             195,932         218,596          8,995        235,408
                                                    -----------     -----------    -----------    -----------
Cash at end of period                               $     2,536     $    12,017    $     2,536    $    12,017
                                                    -----------     -----------    -----------    -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:                   $      --       $      --      $      --      $      --
    Interest
    Income taxes                                    $      --       $      --      $      --      $      --

  Non-cash transactions:
    Common stock issued for services                $   267,500     $ 3,870,500    $ 1,139,500    $ 3,920,500



                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004, which was filed January 13, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of June 30, 2005 and the results of its Operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.


     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2005.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


2. Significant Accounting Policies - continued

     Concentration of Credit Risk

     The Company periodically maintains cash in excess of federally insured limits. The amount in excess at June 30, 2005 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the nine months ended June 30, 2005 and 2004.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

     In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

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


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At June 30, 2005 and September 30, 2004 an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $126,286 and the amortization for the nine months ended June 30, 2005 and 2004 was $25,552 and $29,344, respectively.

     Future amortization of the Network assets at June 30, 2005 will be $69,342 and on an annual basis be as follows:

               Year ended September 30, 2005              $10,127
               Year ended September 30, 2006              $39,125
               Year ended September 30, 2007              $20,090

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


5.   Property, Plant and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                     Range of
                                     Lives in       June 30,      September 30,
                                      Years           2005             2004
                                    ---------    -------------    -------------
Master Control, Editing Equipment         3-5    $      86,074    $      67,749
Studio and Production Equipment           3-5           60,500           60,500
Production Van                              5           45,000           45,000
Affiliated Receiver Equipment               5           18,247           18,247
                                                 -------------    -------------
                                                       209,821          191,496
Less: Accumulated Depreciation                         (96,147)         (55,363)
                                                 -------------    -------------
                                                 $     113,674    $     136,133
                                                 =============    =============

     The Company acquired equipment totaling $18,325 and $148,704 during the nine months ended June 30, 2005 and 2004, respectively. The 2004 amount included the issuance of 120,000 shares of the Company's common stock valued at $30,000. Total depreciation expense for the nine months ended June 30, 2005 and 2004 was $40,784 and $29,353, respectively.

6    Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company leased office space from one its shareholders and director for $2,000 per month. The lease expired on March 31, 2004. The total rental expense for the nine months ended June 30, 2004 was 30,000.

     In 2003 and the first six months of fiscal 2004, the Company used the services of a company owned by shareholders, one being a director of the Company, that provided the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the nine months ended June 30, 2004 the amount paid was $260,067.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the nine months ended June 30, 2005 and 2004, the total expense paid out for these services was $152,690 and $260,067, respectively.

     During the periods ended September 30, 2003, the Company executed an interest bearing notes a shareholder. The Company borrowed $298,127 and $263,165 from the shareholders and made repayments of $164,177 and $66,400 during the years ended September 30, 2003 and 2002, respectively. At September 30, 2003, $168,765 of the notes plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. In October 2003, a shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004 and was brought back onto the Company's books as part of the termination of the Wright Entertainment LLC stock subscription agreement

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. The balance on this loan was $-0- at June 30, 2004.

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, President and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock Subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)

6.   Related Party Transactions - continued

     terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was achieved by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. In December 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC as well as the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested to Wright Entertainment upon the full payment of the subscription agreement.

     On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrants) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise. See Note 13 - Subsequent Event for discussion of change in ownership.

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

     In summary, World One Media Group, Inc.'s acquisition of 70,000,000 Million restricted common shares and the cancellation of 18,000,000 common shares in the name of Wright Entertainment LLC leaves World One Media Group, Inc. owning approximately 51.3% of the Company's 136,428,379 outstanding shares. See Note 13 - Subsequent Event for discussion of change in ownership.

7.   Notes Payable

     Notes payable and advances consist of:
                                                      June 30,     September 30,
                                                        2005            2004
                                                   -------------   -------------
     Notes payable to stockholders at 6%
       interest payable on September 30, 2004      $         657   $       2,657

     Note payable to stockholder at 6%
       interest payable July 31, 2005                    228,290         228,290

     Note payable to stockholder at 6%
       interest payable August 31, 2005                  171,710         171,710

     Note payable to stockholder at no
       interest, payable $15,000 per month               165,000            --

     Advances from a non-related party
       that the Company expects to convert
       to a note payable with a term of at
       least one year                                    665,000            --

     Advances from shareholders                           85,500            --
                                                   -------------   -------------
       Total Notes Payable and Advances            $   1,316,157   $     402,657
                                                   -------------   -------------

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


7.   Notes Payable - continued

     The holder of the July and August 2005 notes has a UCC-1 lien against the Company's assets.

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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2005 and 2004.

     The (provision) benefit for income tax consist of the following:

                                     June 30,     September 30,
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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


9.   Capital Stock - continued

     During the period ended September 30, 2004, the Company issued 4,135,441 shares of its common stock to Bridge Loan Lenders who elected to convert $1,852,648 of bridge loans to common stock at an average conversion price of $.447 per share.

     During the nine months ended June 30, 2005, the Company issued 6,158,202 shares of its common stock to Bridge Loan Lenders who elected to convert $708,550 of bridge loans to common stock at an average conversion price of $.115 per share.

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

     On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrant) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise. See Note 13 - Subsequent Event for discussion of change in ownership.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


9.   Capital Stock - continued

     In March 2005, the Company issued 200,000 shares of its common stock for marketing and sales services to be provided by an outside consulting firm, which the Company valued at $20,000.

     In June 2005, the Company issued 2,500,000 shares of its common stock for management services to officers, which the Company valued at $250,000.

     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2003, the Company distributed 1,900,000 of the shares through grants. During the period ended September 30, 2004, the Company distributed 1,606,000 of the shares through grants. During the nine month period ended June 30, 2005, the Company distributed 200,000 of the shares through grants

10.  Preferred Stock

     The Articles of Incorporation of the Company authorize issuance of a maximum of 500,000 shares of nonvoting preferred stock with a par value of $1.00 per share. The Articles of Incorporation grant the Board of Directors of the Company authority to determine the designations, preferences, and relative participating, optional or other special rights of any preferred stock issued.

     No preferred shares had been issued as of June 30, 2005.


11.  Commitments and Contingencies

     Satellite Transponder Lease

     The Company entered into a Satellite space segment service agreement with Loral Skynet(now Intelsat, Inc.) on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 (now Intelsat 5) for a period of three year ending on November 21, 2005. For the nine months ended June 30, 2005 and 2004, the amounts expensed were $162,387 and $162,387, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $144,344 and be due as follows:

                  Year ended September 30, 2005            $54,129
                  Year ended September 30, 2006            $90,215


     Signal Uplink Lease

     The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For the nine months ended June 30, 2004 and 2003, the amounts expensed for uplink services were $72,000 and $72,000, respectively.

     Future lease payments due during the term of the lease ending on November 21, 2005 will equal $40,000 and be due as follows:

                  Year ended September 30, 2005            $24,000
                  Year ended September 30, 2006            $16,000

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


11.  Commitments and Contingencies - continued

     Station Lease

     The Company entered into a station programming agreement for Channel 19 in Oklahoma City beginning October 1, 2003 for a period of five years. For the nine months ended June 30, 2005 and 2004, the amounts expensed were $42,000 and $27,750, respectively. This station lease was terminated in April 2005 by mutual agreement between the Company and the station owner.

     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 a the rate of $2,330 per month. The lease was renewed through February 28, 2006 at the rate of $2,363 per month. For the nine months ended June 30, 2005 and 2004, the amount expensed for office space lease was $23,432 and $6,990, respectively.

     Future lease payments due during the term of the lease ending on February 28, 2006 will equal $18,904 and be due as follows:

                  Year ended September 30, 2005            $ 7,089
                  Year ended September 30, 2006            $11,815


     The Company entered into a lease for studio and office space on April 1, 2005 for a period of one year ending on March 31, 2006 a the rate of $4,130 per month. For the nine months ended June 30, 2005 the amount expensed for this space lease was $12,390.

     Future lease payments due during the term of the lease ending on March 31, 2006 will equal $37,170 and be due as follows:

                  Year ended September 30, 2005            $12,390
                  Year ended September 30, 2006            $24,780

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

     In October 2003, the employment agreement of Randy Moseley was amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original term to make the term of the contract end on September 30, 2008. During the nine months ended June 30, 2005, $76,000 of Mr. Moseley's compensation was accrued as a payable. At June 30, 2005 and September 30, 2004, a total of $226,000 and $150,000 of Mr. Moseley's annual compensation was accrued as a payable.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


11.  Commitments and Contingencies - continued

     In August of 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family Entertainment had represented as having the copyright and rights to air. The settlement amount due by Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004. The Company paid the final payment of $5,000 on June 1, 2005 and received a Stipulation for Dismissal of Action Against the Company from Three F Productions.

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $508,541 from bridge loans, that were subsequently converted to common stock, $450,000 in other advances to the Company and $550,000 from World One towards the payment on its stock subscription agreement.


13.  Subsequent Event

     On July 26, 2005, the Board of Directors voted to (1) terminate the stock subscription agreement with Dove Media Group, Inc. (formerly known as World One Media Group, Inc.) due to its nonpayment of required installment payments, (2) cancel the 70,000,000 shares issued and held by the Company as security on the stock subscription agreement, (3) reissue 2,500,000 shares to Dove Media Group, Inc. for $250,000 that it paid towards the stock subscription Agreement and (4) cancel the 5,000,000 shares that had been authorized for Dr. Ajibike Akinkoye for services to be rendered to the Company.

     On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement calls for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, Miles Investment Group, LLC will be issued warrants for 30,000,000 shares of restricted common stock that can be exercised for $.01 per share on the following basis: (1) three million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $1.50 price for 10 consecutive trading days, (2) seven million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $3.00 price for 10 consecutive trading days,(3) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $5.00 price for 10 consecutive trading days and (4) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $6.00 price for 10 consecutive trading days.

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

On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One will be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrants) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price has maintained a $10 bid price for 20 consecutive trading days. The total warrants exercisable will be subject the available authorized and unissued shares of the Company at the time of exercise. See Note 13 - Subsequent Events to the financial statements for discussion of change in ownership.

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

The Company acquired a general market television network affiliate base from Hispanic Television Network, Inc. This television network was rebranded to focus on the minority markets, primarily the African American and Hispanic markets, across the United States. The network presently includes approximately 70 broadcast television station affiliates in various parts of the country.

We are targeting the minority markets, primarily the African American and English speaking Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. The African American market, composes approximately 13% of the U.S. population with a spending power in excess of $500 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $500+ billion range. With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

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

Currently the Company generates its Network and National spot advertising sales. The Company's plan is to have the yet to be established sales personnel located in all major markets that have a large concentration of advertising agencies targeting the African-American and English speaking Hispanic markets. The sales of our local spot advertising would them be generated by these local sales staff personnel placed at each of our television stations.

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

Results of Operations

Urban Television Network Corporation - Historical Results for the three month and nine month periods ended June 30, 2005 and 2004.

REVENUES. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months and nine months ended June 30, 2005 were $55,624 and $225,757 compared to $71,842 and $129,009 for the three months and nine month periods ended June 30, 2004. The decrease in revenues of $16,218 for the three month period ended June 30, 2005 and the increase of $96,748 for the nine months periods ended June 30, 2005 is primarily attributable to the fluctuations in the sales of program time during these periods. The Company is still in the process of implementing its revenue generation plan that includes focusing on creating advertising and sponsorship opportunities for the Fortune 500 companies that want to target the 80 million consumers that consider themselves "urban", uplinking and providing master control services for other parties wanting to have a satellite signal, plus implementing a technology plan to assist its affiliates with sale of their local advertising time.

The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended June 30, 2005 and 2004 the Company had operating cost of $437,034 and $360,291, respectively. For the nine months ended June 30, 2005 and 2004, the Company had operating cost of $1,059,027 and $988,952, respectively. The major components of cost of operations for the three month and nine month periods ended June 30, 2005 and 2004 were as follows:

                                  Three months ended        Nine months ended
                               -----------------------   -----------------------
                                  2005         2004         2005         2004
                               ----------   ----------   ----------   ----------

Satellite and uplink services  $   80,049   $   80,174   $  240,267   $  266,194
Master control and production      61,660       34,073      181,394      213,329
Affiliate relations                25,853       11,250       41,053       11,250
Programming                       139,586       12,600      188,368       49,000
Operations of stations             71,231       74,934      255,255      246,071
Technology expenses                58,655      147,260      152,690      203,108
                               ----------   ----------   ----------   ----------
   Total                       $  437,034   $  360,291   $1,059,027   $  988,952
                               ----------   ----------   ----------   ----------

The cost of satellite and uplink services decreased by $25,927 in the nine months ended June 30, 2005 as compared to 2004 primarily as the result of the Company reducing its facilities costs by moving its master control facilities from the Verestar uplink facilities to its own facilities in Arlington, Texas in April of 2004.

The cost of master control and production decreased by $31,935 for the nine months ended June 30, 2005 as compared to 2004 primarily as the result reduction in expenses by moving its master control facilities from the Verestar uplink facilities to its own facilities in Arlington, Texas in April of 2004 and moving from a tape based system to a digital system.

The cost of master control and production increased by $27,587 for the three months ended June 30, 2005 as compared to 2004 primarily due to increased production costs for programming.

Affiliate relations costs increased for the nine months and three months ended June 30, 2005 as compared to 2004 primarily as the result of adding additional personnel to manage the networks television affiliates.

Programming costs increased for the nine months and three months ended March 31, 2005 as compared to 2004 primarily as the result of adding additional personnel to work with program suppliers and develop original programming for the Company.

The costs of operations for stations increased by $9,184 for nine months ended June 30, 2005 as compared to 2004 primarily as the result of the increased monthly lease costs of the Dallas and Oklahoma City stations.

The costs of operations for stations decreased for three months ended June 30, 2005 as compared to 2004 primarily as the result of the lease agreement for the Oklahoma City station being terminated in April of 2005 by mutual agreement between the station owner and the Company.

The technology expenses decreased by for the nine months and three months ended June 30, 2005 as compared to 2004 due primarily to due the completion of the Conversion from a tape based system to a digital system in 2004.

Administration expenses of $332,850 for the three months ended June 30, 2005 decreased by $4,151,204 from the administrative expenses of $4,484,054 for the three months ended June 30, 2004.

Administration expenses of $1,966,378 for the nine months ended June 30, 2005 decreased by $3,052,409 from the administrative expenses of $5,018,787 for the nine months ended June 30, 2004.

Following is a comparative of the major expense categories for the three and nine months periods ending June 30, 2005 and 2004.

                                 Three months ended         Nine months ended
                               -----------------------   -----------------------
                                  2005         2004         2005         2004
                               ----------   ----------   ----------   ----------
Management personnel costs     $   90,000   $   66,500   $  232,500   $  191,500
Stock based compensation          167,500    3,666,750      849,000    3,716,750
Consulting                           --        578,279       45,697      638,168
Las Vegas Office                     --         20,000      473,129       20,000
Commissions                         1,882       21,400       14,111       27,194
Travel, conventions                17,901       33,154       40,394       95,694
Legal fees                           --         10,150      120,534       54,650
Accounting fees                     1,000          357       11,000       12,658
Employee benefits                   5,783         --          5,783         --
Public relations costs               --           --          2,460       10,230
Transfer Agent, permit fees         2,011        6,847       18,404       24,696
Rent and utilities expenses        19,878       40,239       40,722       64,115
Internet costs                      4,281        4,016       11,640       17,067
Supplies - digital operations       2,311       16,963       23,535       44,772
Supplies                            2,000        1,737        5,793       28,204
Telephone                           9,713        6,958       42,052       20,533
Postage and shipping                1,919        2,174        6,024        6,845
Marketing,printing,promotions       4,363        1,700        9,294       12,782
Other                               2,308        6,830       14,306       32,929
                               ----------   ----------   ----------   ----------
          TOTAL                $  332,850   $4,484,054   $1,966,378   $5,018,787
                               ----------   ----------   ----------   ----------

The increase in administration costs for the three and nine months ended June 30, 2005 as compared to the same periods for 2004 is due to the Company adding additional management personnel in the current fiscal year.

Stock based compensation decreased for the three and nine months periods ended June 30, 2005 as compared to the same periods for 2004 primarily due to fewer shares being issued to new management, board members and consultants.

The decreases in consulting fees for the three and nine months ended June 30, 2005 as compared to 2004 is due the Company replacing consultants with additional management personnel.

The increases in expenses associated with the Las Vegas office is due to the costs associated with the resignation and termination of the stock subscription agreement by Lonnie G. Wright and Wright Entertainment LLC. These direct expenses were $447,500 for the nine months ended June 30, 2005. The $447,500 is made up of $307,500 in cash and note payable and $140,000 value assigned to 1,200,000 shares of common stock issued to Wright Entertainment LLC.

The decreases in commissions for the three and nine months ended June 30, 2005 as compared to 2004 is attributed program sales decreasing in the 2005 periods as compared to the same periods ending in 2004.

The decreases in travel and conventions costs for the three and nine months ended June 30, 2005 as compared to 2004 is related to the Company's reduced travel related cost associated with the minority ownership no longer being located in Las Vegas, Nevada.

The increases in legal expenses for the nine months ended June 30, 2005 as compared to the same period for 2004 is attributed to the legal fees associated with the pursuit of sources of capital for the Company and with the continued legal requirements regarding permanent injunction obtained by the Company against Walter E. Morgan, Jr.

The decrease in public relations for the nine months ended June 30, 2005 as compared to the same period for 2004 is due to the $7,250 cost associated with a media event held in Las Vegas in November of 2004 announcing the new minority ownership position of Wright Entertainment LLC.

The decreases in rent and utilities costs for the three and nine months ended June 30, 2005 as compared to 2004 is related to the Company's reduced rent expense associated with the minority ownership no longer being located in Las Vegas, Nevada.

Internet cost decreased during nine month periods ended June 30, 2005 as compared to the same period for 2004 primarily due to the Company securing its own high speed Internet line at the corporate offices, rather than contracting with an outside provider.

The decrease in supplies - digital operations during the three and nine month periods ended June 30, 2005 as compared to the same periods for 2004 is due to the completing in 2004 its conversion from a tape digital based operations for its program insertions.

The increase in telephone related costs for the three and nine months ended June 30, 2005 as compared to the same periods in 2004 is due primarily to the Company incurring a one time cost of $14,500 related to the installation of video fiber from the Arlington master control facilities to the Verestar uplink facilities in De Soto, Texas and the monthly cost of the video fiber service.

Operating Results:

The Company had operating losses for the three months ended June 30, 2005 and 2004 of $738,167 and $4,795,440, respectively. The decrease in loss of $4,057,273 from 2005 to 2004 is due primarily to $4,151,204 decrease in administrative expenses of which $3,499,250 was attributable to a decrease in stock based compensation and $578,279 was attributable to a decrease in consulting expenses.

The Company had operating losses for the nine months ended June 30, 2005 and 2004 of $2,869,430 and $5,937,427, respectively. The decrease in loss of $3,067,997 from 2005 to 2004 is due primarily to $3,052,409 decrease in administrative expenses of which $2,867,750 was attributable to a decrease in stock based compensation; $592,471 was attributable to a decrease in consulting expenses along with increases in Las Vegas Office costs of $453,129 and legal expenses of $65,884.

EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $0.09 for the three months June 30, 2005 and 2004, respectively. The basic and diluted net loss per share of common stock was $0.03 and $0.13 for the nine months June 30, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and to a much lesser extent revenues generated from operations. The Company has incurred cumulative losses of $18,477,873 from the inception of the Company through June 30, 2005.

Current assets at June 30, 2005 were $15,663 which were exceeded by current liabilities of $1,594,605 by $1,578,942. The Company's cash position at June 30, 2005 was $2,536, a decrease of $6,459 from the position at September 30,2004. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available. Deferred income is the result of the Company receiving full payment for a year contract to air programming, which amount was amortized on a monthly basis as the programming was aired.

Our continued growth, will require additional funds that may come from a variety of sources, including stock subscription agreements, shareholder loans, equity or debt issuances, bank borrowings and capital lease financings. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including funding our working capital needs, acquisition of new stations, performing digital upgrades of acquired stations, funding key programming acquisitions,performing station capital upgrades, securing cable connections, funding master control/ network equipment upgrades, making strategic investments.

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

We had net losses $744,165 and $4,795,440 for the three months ended June 30, 2005 and 2004, respectively and $2,887,439 and $5,940,448 for the nine months ended June 30, 2005 and 2004, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2005, although we can offer no assurance in this regard. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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

Financing activities for the three months ended June 30, 2005 include:

         1) Issuance of common stock in lieu of cash payments totaling $267,500 For management and consulting services.

         2) The Company received $150,000 cash as payments on the World One Media Group, Inc.(name changed to Dove Media Group, Inc.) subscription agreement as discussed in Footnote 9 to the Financial Statements and in Item 2 of this Quarterly Report

         4) The Company received $100,000 cash as advances from a non-related party that the Company expects to convert to a note payable with a term of at least one year

In addition, common stock may also be issued for conversion or settlement of debt and/or payables for equity, future obligations which may be satisfied by the issuance of common shares, and other transactions and agreements which may in the future result in the issuance of additional common shares. The common shares that the Company may issue in the future could significantly increase the number of shares outstanding and could be extremely dilutive.

Impact of Inflation

Management does not believe that general inflation has had or will have s material effect on operations.

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

         In June 2005, the Company issued 2,500,000 shares of its common stock for management services to officers and directors, which the company valued at $250,000.

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


Item 5. Other Information

On May 20, 2005, Jacob R. Miles III, Executive Vice President was appointed to the position of Chief Executive Officer upon the resignation of Dr. Ajibike Olukunle Akinkoye as Chief Executive Officer of the Company and. Mr. Miles is also currently President of Grapevine Entertainment Services and Production, Inc., which position he has held since 2002. Prior to 2002, Mr. Miles served as President and CEO of Urban Cool Network, Inc., an Internet Portal targeted at the Urban Community from 1997 to 2002. Mr. Miles has also served as President of the Dallas-Fort Worth chapter of the National Association of Minorities in Cable. He is a past engineering and operations executive with General Mills Toy & Entertainment Group and Tonka Toys/Hasbro, respectively.


On May 20, 2005, Sandra Pate was appointed to the position of Executive Vice President of the Company. Her television career began in 1991 at Twentieth Television as executive assistant to the Sr. Vice President of Business And Legal Affairs. She then became Manager of Current Programming at Fox
Broadcasting Company in 1993 where she was assigned responsibilities for primetime situation Comedies and dramas including, "Martin", "Living Single", "New York Undercover", and other shows on the Fox lineup. For the past eight years since 1997, she has been President of Entertainment & Talent Consultants, Inc., a company she created to assist recording artists, novelists, visual artists, and other creative talent.

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

31.1 Certification by Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification by Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1              Certification by Chief Executive  Officer,  pursuant to 18 USC
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification by Chief Financial  Officer,  pursuant to 18 USC
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed with previous filing

     (b)  Reports on Form 8-K.

On May 24, 2005, the Company filed an 8K Report dealing with Item 5, titled "Departure of Directors or Principal Officers"

On July 5, 2005, the Company filed an 8K Report dealing with Item 5, titled "Departure of Directors or Principal Officers; Election of Directors".

On August 2, 2005, the Company files an 8K Report dealing with Item 1, titled "Entry into a Material Definitive Agreement" and "Termination of a Material Definitive Agreement", Item 3, titled "Unregistered Sales of Equity Securities",
Item 5, titled "Changes in Control of Registrant" and "Departure of Directors or Principal Officers; Election of Directors" and Item 9, titled "Financial Statements and Exhibits".


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2005


Urban Television Network Corporation


By: /s/ Jacob R. Miles III                 By: /s/ Randy Moseley
   ------------------                        ------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO