Form 10KSB
period 2005-09-30
URBAN TELEVISION NETWORK CORP
filed 2006-01-13
CIK 806171

================================================================================

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

                  For the fiscal year ended September 30, 2005

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

                         Common Stock, $.0001 par value

                               ------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $ 297,954

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of December 29, 2005 was approximately
$2,512,000. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 29, 2005, there were approximately 136,211,277 shares of our common stock issued and outstanding.

   Transitional Small Business Disclosure Format: Yes /    / No / X /

================================================================================

                      URBAN TELEVISION NETWORK CORPORATION
                                 TABLE CONTENTS




                                                                            Page

                                     PART I

Item 1.  Business..............................................................4
Item 2.  Properties...........................................................19
Item 3.  Legal Proceedings....................................................19
Item 4.  Submission of Matters to a Vote of Security Holders..................19

                                         PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................20
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................21
Item 7.  Financial Statements and Supplementary Data..........................28
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................28

                                         PART III

Item 9.  Directors and Executive Officers of the Registrant...................28
Item 10. Executive Compensation...............................................32
Item 11. Security Ownership of Certain Beneficial Owners and
         Management...........................................................34
Item 12. Certain Relationships and Related Transactions.......................35
Item 13. Exhibits, Lists and Reports on Form 8-K..............................36

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

Urban Television provides free over-the-air programming to television viewing audiences in the communities served through our local affiliate television stations. The programming is delivered 24 hours a day, seven days a week. Currently, we have approximately 70 affiliates located in over 60 markets and with a household coverage of approximately 22 million households. Our affiliates are comprised of broadcast stations with approximately 35% of them being on cable in their local markets.

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

The vision of the Company focuses on operating a dynamic, quality Nielsen Media Research rated broadcast television and cable network oriented towards the urban market, which is predominately African-American, English speaking Hispanic consumers and viewers. In turn, a successful broadcast television and cable network that maximizes interactivity will have the ability to serve as the engine of growth for an exciting media company that capitalizes on its position of owning/operating interactive broadcast media content properties, possessing excellent talent relations and controlling its capabilities to finance, produce, and distribute entertainment- driven products. The Company's goal is to be a ground- breaking media company that is publicly traded, has a majority of Minority ownership and control, and presents a positive image of Minorities and urban America's varied multi-ethnic culture.

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


Urban Television Network

We  have  a  goal  of  operating   stations'  airtime  through  local  marketing
agreements, or LMA's, pursuant to which we would control all programming, be entitled to all revenues and be liable for all expenses pending acquisition of the stations. We broadcast our programming to a combination of full-power and low-power stations, the latter of which are generally located close to or are directed at urban areas.


Programming

The Company's mission is "to chronicle the beauty, depth and breadth of African-American, Hispanic and other ethnic groups' cultures and histories from yesterday to today and into the future." There are approximately 36 million African-American and 19 million English-speaking Hispanic citizens living in the United States, or 12.8% and 6.7% of the total population, respectively. These two groups have a total estimated spending power of $900+ billion.

UATV Network's programming will be suitable for African-American and English-speaking Hispanic families, as well as other ethnic demographics and will not include adult-only programming. UATV Network's goal is to give the African-American and English-speaking Hispanic urban communities a network that will demonstrate more of their traditional cultures and heritages. As a new network, UATV does not currently have sufficient capital to allow it to develop more than a fraction of it's programming for the network and thus will rely on outside sources of programming for the foreseeable future. As cash flow allows, UATV Network will look to develop a larger percentage of its programming. To insure the quality of our programming, we have decided that we will limit the airing of "infomercials," or program-like commercials on the UATV Network.

UATV Network will seek to develop a library of content for its African-American and Hispanic markets that includes talk shows, women's programming; biographies; comedies; kids programming; music; dramas; film shorts; animation; international lifestyle; and news. UATV Network current programming can be seen on the next page and at www.uatvn.com by clicking the "Programming" link.

The Company will seek to develop a library of content for its African-American and English-speaking Hispanic markets that includes talk shows, women's programming, biographies, comedies, kids programming, music, dramas, film shorts, animation, international lifestyle and news. The Company's goal is to target the "trendsetter" marketing demographic (young, urban, African-American teens), women and families that major companies such as Seven Eleven, Southwest Airlines, Blockbuster, Citibank, Nike, Coke, Pepsi, Proctor and Gamble, General Electric, Dell, Microsoft, Apple, General Motors, Ford, Chrysler, Nissan, Exxon-Mobil, Texaco, Prudential Securities, Merrill Lynch, American Airlines, Delta Airlines, and music companies pursue as the major focal point for network, during pivotal prime time viewing hours. The Network will only have a small amount of original programming from its inception but plans to increase its original programming going forward to set it apart from other minority focused networks. The Network's current programming can be seen at www.uatvn.com by clicking the "Programming" link.

Urban Television believes that there is adequate programming available from program syndicators like FOX, Universal, Sony, Paramount and independent companies. The Network is broadcasting 24 hours daily, seven days per week with a diversified programming schedule that it is continually being revised for new programming coming to the Network.

     Programming Costs

Urban Television obtains virtually all of the existing programming from outside sources in exchange for allowing the provider to fill a portion of the advertising slots. For example, a thirty-minute program routinely contains six to seven minutes of advertisements or spots that are available to Urban Television. Urban Television generally allows the provider to fill up to 50% of these slots in exchange for use of the programming. As cash flow allows, Urban Television will contract for programming from major syndicators that are in demand for the Network's target market.

     Programming Distribution

There are a number of mediums available for distribution of the Urban Television Network programming to viewing audiences. Generally, the three largest are traditional broadcast television stations, cable television systems and direct satellite broadcasters such as DirectTV and Dish Network. Presently, the Urban Television network has approximately 70 broadcast television station affiliates of which a number are also on cable in their local markets.

The Company's goal is to negotiate with the owners and operators of Full Power Television Stations who are already on cable systems and satellite channel space to carry the Network for a fee, noting that the network has a minority focused programming grid. The Company believes that many of these operators may be willing to offer attractive terms because of their desire to carry additional programming addressed to the African- American, English-speaking Hispanics and other minority viewers. Because none of these arrangements have yet been negotiated, there can be no assurance that these goals will come to fruition.

     The Broadcast Facilities and Satellite Signal.

In November 2005, the Company extended for 5 years its agreement with Westar Satellite Services LP for uplink services of the Company's digital signal to Intelsat 5 satellite. The cost to the Company is $ 8,800 per month during the term of the agreement.

In December 2005, the Company extended for 5 years its agreement with Intelsat, Inc. for 6 MHZ C-Band Non-Preemptible bandwidth on its Intelsat 5 satellite at the monthly rate of $17,850.

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

     Affiliates

Currently, we have approximately 70 affiliates located in over 60 markets and with a household coverage of approximately 22 million households. Our affiliates are comprised of broadcast stations with approximately 35% of them being on cable in their local markets.

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

     Sales and Marketing

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

These marketing efforts will be enhanced through the use of research developed by an in-house research department (which is yet to be established) and Nielsen Media Research (in negotiations) utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price our commercial inventory. The research department will further help our sales efforts by identifying and targeting advertisers in this utilized market.

As the Company grows, its goal is to have national and network sales offices in the major markets such as Los Angeles, New York, Miami/Atlanta, Chicago and Dallas/Houston.

     Competition

The network television broadcasting business is highly competitive. As a result of the wide range of programming available in both the broadcast and cable formats; the Network will compete with a large number of competitors in the television, cable and direct television markets. The Network will compete for available airtime, channel capacity, advertiser revenues, revenue from license fees, number of viewing households, and programming material. Competition for sales of broadcast advertising time is based primarily on the anticipated and delivered size and demographic characteristics of audiences as determined by various rating services that price the time of day when the advertising is to be broadcast. Other factors include competition from other broadcast networks; cable television systems; DBS services; and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public that is often difficult to predict. The Company believes that its strongest competitive advantages are: (1) the quality of and vision of its African American and English-speaking Hispanic oriented programming; (2) its competitive advertising rates; (3) the African-American and English-speaking Hispanic nature of the Network's broadcasts and programming; (4) cross promotional and advertising opportunities with other media; (5) its technology plan that gives its affiliates the tools to manage their stations; (6) its success in becoming a publicly traded majority minority owned Minority Business Enterprise that enables it to access diversity spending by major advertisers;
(7) synergistic entertainment opportunities in film, television, music, the Internet and intellectual property.

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

Some of the competition in our market niche are:

     Black Entertainment Television (BET): BET, formed and headed by Bob Johnson, and now owned by Viacom, has been in business for 20 years and currently reaches approximately 55+ million homes. BET's annual revenues have hover at around $160+ million. BETs programming basically consists of no-cost music videos, low-cost standup comic shows, infomercials and some talk shows. Programming has always been a sore spot for BET with its relationships with the Multiple Systems Operators (MSOs) and the African-American Community. The sore spot comes from the fact that the African-American Community does not believe that BET's programming depicts the true culture and lifestyle of this ethnic group. Bob Johnson's, and now Viacom's, retort has been over the years, "We are a business first and a black network second." This is clear to many and provides Urban TV with a great opportunity to provide a different programming philosophy that will depict the culture and lifestyle of the African-American Community, allowing it to take pride in and support the Urban TV programming. BET will try to obtain more channel space on cable networks to thwart the competition, including the Company's Urban Television network. BET.com, a great website and venture with major media entities as partners, has been launched.

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

         Black Family Channel (formerly Major Broadcasting Corporation): launched in 1999 as a cable network but has not acquired the distribution it expected. Our estimate is that BFC has cable subscriber service of less than ten million. Headed by celebrities: Evander Holyfield, Marlon Jackson, Cecil Fielder and attorney Willie Gary, BFC has chosen to go after the African-American, Christian family audience. The "esprit de corps" and corporate culture are two of BFC's assets.

Overall, UATV expects strong competition from all of the above competitors. BET will likely attempt to launch additional BET channels for Family, Movies and Jazz. BET, as part of Viacom, has significant financial resources. TV One with its partnership with Comcast will have a strong competitive edge in securing cable channel space. BFC, being a cable channel, is not an immediate threat, but poses a threat if each successive MSO that airs BFC will not then carry UATV Network. In addition, there are and always have been other entities, attempting to launch networks focusing on the African American and Hispanic populations.

Urban Television's response to the competition includes (1) We are a broadcast Network -free over the air TV, (2) We control our own distribution, (3) being a certified minority company that will allow it to qualify for diversity dollars set aside by the Fortune 500 companies (4) Developing a Partnership with corporate America program (5) developing a network grid format with family oriented programs that both segments of the urban minority community (African American and English speaking Hispanics) will endorse and support (6) producing, owning and programming quality shows to make the UATV Network more appealing to the broadcast television stations, the direct to home broadcast systems, the MSOs and the African American and Hispanic television consumer; (7) developing an interactivity technology component designed around an Internet application that will distinguish the Network and its affiliates.

For Urban Television to continue to grow, particular emphasis has to be placed on (1) Securing an agreement with Nielsen Media Research to provide media research measure its audience(2) securing affiliations from Full Power broadcast television stations in the major African American and English speaking Hispanic demographic markets, (3) implementation of an effective sales force and (4) developing and acquiring innovative programming to attract advertisers, sponsors and viewers and (5) maintaining its status as a certified Minority Business Enterprise which will allow it to qualify for diversity dollars set aside by the major corporations.

     Competitive Strategy

Urban Television's goal is to become the best managed, highest quality, multimedia company that focuses on the African-American, English-speaking
Hispanic and other minority ethnic markets. Led, initially, by its broadcast television station network and later as it adds cable and direct-to-home systems, Urban Television plans to build a network that will make it one of the predominate television programming networks focusing on the depth, breadth, history and beauty of African-American and English-speaking Hispanic people and their cultures. Urban Television will pursue a strategy of differentiation within the broadcast television, cable and direct to home industry.

Urban Television's competitive strategy consists of the following key points:

     o Hire and retain a strong management team. Develop a Board of Directors and Advisory Board who will help lead and advise Urban Television, in addition to bringing in valuable resources and relationships.

     o Produce (or partner with producers) and broadcast as many high-concept, quality original programs and series as it can economically and prudently afford to do each year. Such original productions will enable Urban Television to build brand loyalty, attract advertisers and sponsors and build a library of media copyrights worldwide distribution.

     o Finalize an agreement with Nielsen Media Research that will allow Nielsen to measure the emerging majority and UATV. This will enhance our ability to attract full-power broadcast stations and Fortune 1000 advertisers.

     o In regards to cost and risk management, Urban Television will seek to minimize overhead; obtain no-cost, low-cost and barter programming, and establish strong financial relationships with strategic partners;

     o Pursue parallel strategies of distribution for the network with MSOs for analog and digital cable carriage, satellite systems, and broadcast television stations where the demographics indicate a large percentage of African-American and English speaking Hispanics;

     o Maintain the status of being a certified Minority Business Enterprise to attract major corporate and governmental advertisers/sponsors;

     o Establish a relationship with multiple advertising agencies that have clients that have a desire to gain a material and profitable market share among the 80 million urban consumers with a buying power in excess of $1.5 trillion.


     o Feature prominent stars and writer-producers for Urban Television's programming;

     o Use corporate sponsors; especially other media entities, to co-finance and co-promote Urban Television programming;

     o    Develop  "franchise"   intellectual  properties  in-house  to  develop
          revenue streams in all media;

     o Develop a merchandising/licensing arm to create revenue streams for Urban Television's intellectual properties;

     o Develop a record lable and music division at the appropriate time to take advantage of opportunities, when they arise in the future to brand Urban Television products;

     o Develop and nurture strong community relations through the use of fund raisers, scholarships, tie-ins to national and local groups, contests for viewers, awards shows, programming, use of the web sites, education and information, etc.

Our affiliate stations also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

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


     Contractual Relationship with Nielsen Media Research. The Company is negotiating a contractual relationship with Nielsen Media Research to have certain of its UATV programs rated, which will allow the Company to increase its affiliate base with full power broadcast television stations that can not afford Nielsen ratings and charge for advertising spots and program sponsorships based on the Nielsen ratings.

     Our Management Team Reflects our Target Audience. From CEO, Jacob R. Miles III, to Executive Vice President of Programming Sandra Pate, our team is expected to be comprised of many African-Americans and other minorities. We believe that the best way to understand the needs and wants of our target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of an urban network that focuses on the African American and English speaking Hispanics.

     Our Ability to Broadcast in Digital. Unlike many television networks, we broadcast our programming in a digital format from a fully-digital earth station. We chose this format in anticipation of an FCC regulation requiring all television stations to broadcast in digital by 2009. The operation of a digital control room requires much less input and effort than a traditional analog station. Although, not all of our affiliate stations have the ability to broadcast in digital, sending out a digital signal helps reduce our operating costs because the cost of a digital signal is less than leasing an analog signal on the satellite transponder.

In the course of its business, our Network uses various trademarks including its logo in its advertising and promotions. We believe the strength of our trademarks are important to our business and intend to continue to protect and promote our marks as appropriate. Currently, we have applied for trademark protection on Urban Television and certain other brand identification. There can be no assurance that we will receive each of these trademarks. Other than these pending trademarks, we do not hold or depend upon any material patent, government license, franchise or concession.

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

Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. The Company's current strategy is to concentrate on obtaining full-power broadcast stations that have must carry privileges as affiliates to rebroadcast the Company's programming. Where we do not have a full-power station as an affiliate, we will explore the possibilities with cable providers to obtain carriage for our low-power affiliate broadcast stations, which will give the Company a higher percentage of potential viewing audience and allow the Company to increase its advertising rates for advertising spots sold to advertisers. We can offer no assurances, however, that we will obtain such cable carriage.

     Local Marketing Agreements

We may, from time to time, enter into local marketing agreements, or LMAs.

FCC rules and policies generally permit LMAs, if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we have LMAs or that we will receive the anticipated revenue from the sale of advertising for such programming.

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

Therefore, under certain circumstances, a SHVIA system may choose to decline to carry a given network or broadcast station. Our plans are to explore the possibilities with SHVIA providers to obtain carriage for the Urban Television Network, which would give the Company another source of viewers in addition to the current broadcast station affiliates. This increase in potential viewers would give the Company the potential to increase its advertising rates for advertising spots. We can offer no assurances, however, that we will obtain such SHVIA system carriage.

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

     Restrictions on Broadcast Advertising

Advertising of cigarette and certain other tobacco products on broadcast stations has been banned for many years. Various states also restrict the advertising of alcoholic beverages and certain members of Congress are currently contemplating legislation to place restrictions on the advertisement of such alcoholic beverage products. FCC rules also restrict the amount and type of advertising, which can appear in programming broadcast primarily for an audience of children twelve years old and younger.

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

Facilities

We currently lease our principal offices and production studios of approximately 9,000 square feet located at 2707 South Cooper Street, Suite 119, Arlington, Texas 76015. The Company pays $6,363 per month and the term of the lease goes through February 28, 2006 with an option to extend on a year to year basis with the monthly rental rate increasing 5% on each renewal. We use this space for our general office and administrative purposes, master control and production studio. We broadcast our programming to our affiliate stations from Westar Satellite Services LP uplinking facilities in Cedar Hill, Texas.

Employees

As of September 30, 2005, we had 13 full time employees. The Company has a contractual relationship with its Executive Vice President and Chief Financial Officer. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

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

In August 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004. In June 2005, the Company completed the payment of the $50,000 and received a Stipulation For Dismissal of Action Against Urban Television Network Corporation with Prejudice from Three F Productions.

The Company is party to legal action pending in the United States District Court for the Central District of California, Los Angeles Division. It is styled Walter E. Morgan, Jr. vs. Urban Televison Network Corporation et al. This action is subject to pending motions to dismiss which are predicated upon the following: The claims of the Plaintiff do not appear to have merit in that they should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 (as discussed above) in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit.


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

A range of high and low quotations for the Company's Common Stock for fiscal years 2005 and 2004 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                        2005                      2004
                                  Low          High         Low          High
                                  ---          ----         ---          ----

     First Quarter              $0.130        $1.150      $1.100        $2.000
     Second Quarter             $0.150        $0.640      $0.750        $2.000
     Third Quarter              $0.150        $0.290      $0.290        $1.050
     Fourth Quarter             $0.090        $0.210      $0.130        $0.650


The Company common stock commenced trading on the NASD's OTC Bulletin Board in August of 2002.

At September 30, 2005 there were 853 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future. We currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Recent Sales of Unregistered Securities

During the period July 1 through September 30, 2005, we sold the following securities In exempt transactions not requiring registration:

In July 2005, the Company issued  2,500,000  shares of its common stock to World
One  Media  Group,   Inc.  in  consideration  for  the  money  advanced  on  its subscription Agreement at $.10 per share.

In September 2005, the Company issued 50,000 shares of its common stock in consideration of consulting services, which it valued at $5,000.

In September 2005, the Company issued 2,282,898 shares of its common stock in consideration for a bridge Lender converting $228,289.80 of its bridge loan.

In September, 2005, the Company issued 200,000 shares of its common stock in consideration for the bridge lender extending its bridge loan and valued the shares at $20,000.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal offices of the corporation are located at 2707 South Cooper Street, Suite 119, Arlington, Texas 76015.

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

The Company acquired a television network affiliate base from Hispanic Television Network, Inc. (HTVN). This television network provides television programming serving ethnic minority programming interests of the African-American and English- speaking Hispanic populations across the United States. The Network presently includes approximately 70 broadcast television station affiliates in various parts of the country.

We are targeting the minority markets, primarily the African American and English-speaking Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. The African American market, composes approximately 13% of the U.S. population with a spending power in excess of $600 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $600+ billion range. With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2005 for twelve months.

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

Management is implementing a revenue generation plan that includes securing Nielsen ratings for its programming on a local and national level, working with National and local advertising agencies, gaining more full power affiliates that do not have the financial means to subscribe to Nielsens, providing master control and uplinking for other parties signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. Management intends to increase rates as full power affiliate stations are added to the Network. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition, the Company has added a focus to secure carriage agreements with cable and digital distribution companies.

Revenues

Our primary source of revenue is the sale of advertising and programming time on our network and local affiliate stations. Our revenues are affected primarily by the advertising rates that we are able to charge for national advertising commercials on the Urban TV network and charge for local advertising commercial spots on the individual affiliate stations as well as the overall demand for African-American and English-speaking Hispanic television advertising time. Advertising rates in general are determined primarily by:

     o    the markets covered by the Network's broadcast television affiliates,

     o the number of competing urban programming focused television stations in the same market as our affiliate stations,

     o    the   television   audience  share  as  measured  by  Nielsen  in  the
          demographic groups targeted by advertisers, and

     o    the supply and demand for African-American advertising time.

Seasonal fluctuations are also common to the broadcast industry and are due primarily to fluctuations in advertising expenditures by national and local advertisers. The first calendar quarter typically produces the lowest broadcast revenues for the year because of the normal post-holiday decreases in advertising.

Currently most of our network advertising has been sold to direct response and per inquiry advertisers. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies for national spots and also local spots that the Network will place for its affiliate broadcast television stations.

We market our advertising time on the Urban Television network to:

     o Advertising agencies and independent advertisers. We market commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time.

          To measure the size of a viewing audience, networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. We do not currently have the Nielsen service and this hinders our ability to attract the larger advertising clients. We are in negotiations to acquire the Nielsen Media Research services. Currently, a number of Urban Television's affiliate stations are located in the smaller market areas of the country, which is also not as desirable to the larger advertising clients. Our goal is to enter into affiliate agreements with television stations located in the top demographic market areas (ideally stations that are already on a cable system), which would give us the ability to justify the cost of Nielsen ratings that would in turn justify charging higher rates for our advertising time.

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

     Expenses

Our most significant expenses are satellite and uplink transmission costs, master control costs, technology expenses, employee compensation, advertising and promotional expenses, and production and programming expenses. In cases, where we may in the future incur upfront programming expenses to procure exclusive programming usages and licenses, upfront payments will, in most cases, be amortized over the applicable contract term on a per airing basis. Until cash flow permits, we do not expect to acquire exclusive programming usages and licenses that require up front costs. We will maintain tight controls over our operating expenses by centralizing master control, network programming, finance, human resources and management information system functions.

As a result of attracting key officers and personnel to Urban Television, we may offer stock grants or options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

Our monthly operating expense level may vary from month to month due primarily to the timing of significant advertising and promotion expenses. We will incur significant advertising and promotion expenses associated with the growth of

Urban Television and with the establishment of our presence in new markets associated with any new station leases or acquisition agreements. Increased advertising revenue associated with these advertising and promotional expenses will typically lag behind the incurrence of these expenses.

     Advertising and Program Time Sales

The majority of all revenues generated is expected to come from the sale of national advertising spots and program time slots and from advertising spots and program time slots on affiliate broadcast stations.

National Spot Advertising. National advertisers have the opportunity to buy "spot" advertising on a network wide basis or in specific markets. For example, an advertising agency in New York could purchase advertising spots on a program airing in a particular time period on all the affiliate stations or purchase advertising spots for a program airing on affiliate stations in particular markets where the Network has an affiliate station.

The Company's plan is to have the yet to be established sales personnel located in all major markets that have a large concentration of advertising agencies targeting the African-American and English-speaking Hispanic markets. The sales of the local spot advertising would them be generated by these local sales staff personnel.

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

Results of Operations

Urban Television Network Corporation - Historical Results of Operations Year ended September 30, 2005 compared to the year ended September 30, 2004.

Revenues. Revenues are primarily derived from sales of advertising and programming time. Revenues for fiscal 2005 were $297,954 compared to $222,794 for fiscal 2004, an increase of $75,160. The increase in revenues is primarily attributable to increases in revenues from the production of events and uplink services. The small increase in revenues is attributable to the Company not yet having implemented its revenue generation plan that includes national and local advertising sales, uplinking other parties' signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. The Company has maintained its affiliate base of approximately 70 with a household coverage of approximately 22 million.

Cost of Operations. Costs of operations were $1,382,714 for the 2005 fiscal year and $1,406,567 for the 2004 fiscal year. The major components of cost of operations for the years ended September 30, 2005 and 2004 were as follows:

                                                            2005         2004
                                                         ----------   ----------

     Satellite and uplink services                       $  360,254   $  329,104
     Master control and production                          267,254      445,179
     Programming costs                                      215,835       45,000
     Affiliate relations                                     69,048         --
     Station operating costs                                255,255      358,222
     Technology expenses                                    215,068      229,062
                                                         ----------   ----------
           Total Cost of Operations                      $1,382,714   $1,406,567
                                                         ----------   ----------


Certain prior year amounts have been reclassified to conform with current year presentation.

The expense for satellite, uplink services, master control and production decreased by $146,775 in 2005 as compared to 2004 primarily as the result of the Company consolidating its uplink master control operations at its Arlington facilities.

Programming costs increased by $170,835 in 2005 as compared to 2004 primarily as the result of the Company adding an executive vice president position and increasing the number of people working in this department.

Affiliate relations was a new department established during fiscal year 2005 with Carl Olivieri, Executive Vice President, heading up the department. The $69,048 is primarily made up of cost of personnel in a concentrated effort to increase the number of affiliates, especially full-power affiliates and also provide better affiliate services.

Station operating costs decreased by $102,967 in 2005 as compared to 2004 primarily as the result of the Company terminating its affiliation with two low power stations (the Oklahoma City station in April 2005 and the Dallas station in July 2005).

The technology expenses decreased by $13,994 in 2005 as compared to 2004. The decrease was attributable primarily to the Company- having completed it's conversion to a digital system in previous years.

General and Administrative. General and administrative expenses for the fiscal year ended September 30, 2005 were $1,619,574 compared to $6,253,565 for the 2004 fiscal year.

Following is a comparative of the general administrative expense categories for the periods ended September 30, 2005 and 2004.

                                                            2005         2004
                                                         ----------   ----------
     Administrative personnel                            $  300,000   $  241,500
     Stock based compensation                               368,674    4,658,348
     Consulting                                              30,015      239,884
     Contract labor                                           6,935        3,501
     Travel, conventions                                     50,337      161,402
     Legal fees                                             119,784      507,950
     Las Vegas office expenses                              473,129       46,500
     Commissions                                             14,111       31,270
     Accounting fees                                         11,577       13,340
     Public relations costs                                   5,050       18,253
     Transfer Agent, permit fees                             21,701       28,503
     Rent expenses                                           53,084       80,571
     Internet and service bureau costs                       23,596       24,759
     Supplies - digital operations                           36,671       58,794
     Supplies                                                 6,493       12,959
     Payroll taxes                                           13,069         --
     Taxes -other                                            13,143         --
     Telephone                                               22,227       66,015
     Postage and shipping                                     9,051        8,935
     Marketing,printing,promotions                            9,294       22,681
     Utilities                                               18,995        7,178
     Other                                                   12,638       21,222
                                                         ----------   ----------
        TOTAL                                            $1,619,574   $6,253,565
                                                         ----------   ----------

Certain prior year amounts have been reclassified to conform to current year presentation.

Administrative personnel costs increased by $58,500 in fiscal year 2005 as the result of adding administrative personnel in the Chief Executive and President Positions during the year.

The decrease in stock based compensation is due primarily to the large amount being expensed in fiscal year 2004 as the result of Company's adding additional management and directors as the result of Wright Entertainment LLC acquiring a majority interest in the Company's common stock.

Consulting expenses decreased by $209,869 in fiscal year 2005 primarily as the result of the Company increasing its management staff and reducing its use of outside consultants.

Travel and convention expenses decreased by $111,065 in fiscal year 2005 primarily as the result of the Company's reduced travel and related cost associated with not having Las Vegas, Nevada offices for nine months in fiscal year 2005.

Legal expenses decreased by $388,166 in fiscal 2005 primarily as the result of fiscal year 2004 having a charge of $250,000 for the value assigned to common stock issued for legal representation and significant decreases in the legal expenses related to the following fiscal year 2004 events; (a) the Company's becoming majority owned by a minority group, (b)the prosecution of a law suit involving a former employee and stockholder in which the Company was granted a permanent injunction and judgment in the amount of $1,575,850 and (c) the settlement of a lawsuit in which the Company was named as a defendant as the result of the Company airing a program that Pacific Family had represented as having the copyright and rights to air.

The Las Vegas office expenses increase of $426,629 is due to the costs associated with the resignation and termination of the stock subscription agreement by Lonnie G. Wright and Wright Entertainment LLC. These direct expenses were $447,500 for the fiscal year ended September 30, 2005. The
$447,500 is made up of $307,500 in cash and note payable and $140,000 value assigned to 1,200,000 shares of common stock issued to Wright Entertainment LLC.

Commissions expenses decreased by $17,159 in fiscal year 2005 as the result of the Company having less revenues generated in fiscal year 2005 by commissioned sales people.

The costs of public relations decreased by $13,203 primarily as the result of a decrease in expenses for public functions, announcements and support for minority groups.

Transfer agent expenses decreased by $6,802 in fiscal year 2005 as the result of the Company not having the cost associated with bridge loan conversions incurred in fiscal year 2004.

Rent expenses decreased by $27,487 in fiscal year 2005 primarily as the result of the Company consolidating its operations from 3 facilities to one facility in Arlington, Texas.

The costs of supplies - digital operations decreased by $22,123 in fiscal year 2005 as the result of the majority of the conversion from a tape based system to a digital server based master control system occurring in fiscal year 2004. this will give the Company the ability to deliver a consistent television signal to its affiliates and save on tape and labor costs in the future.

The costs of supplies decreased by $6,466 in fiscal year 2005 primarily as the result of the Company consolidating its operations from 3 facilities to one facility in Arlington, Texas.

Payroll taxes increased by $13,069 in fiscal year 2005 as the result of the Company converting from contracting its master control operations to hiring its own employees.

Taxes - other increased by $13,143 in fiscal year 2005 as the result of its satellite and uplinking services being taxed by subjected to local and state sales and use taxes.

Telephone expenses decreased by $43,788 in fiscal year 2005 as the result of of the Company spending $39,853 in fiscal year 2004 for the installation of video fiber lines from its master control facilities in Arlington, Texas to the uplink facilities in DeSoto, Texas.

Marketing, printing and promotions expenses decreased by $13,387 in fiscal year 2005 primarily as the result of expenses incurred in fiscal year 2004 for the Las Vegas promotions event announcing Wright Entertainment LLC as the new majority owner.

Utilities expenses increased by $11,817 in fiscal year 2005 as the result of the Company consolidating its operations from 3 facilities to one facility in Arlington, Texas and paying the utility costs rather than contracting for spaces inclusive of utilities.

Interest expense for the fiscal year 2005 was $46,016 compared to $6,754 for fiscal year 2004. The increase from 2004 to 2005 is due to the Company's interest bearing debt increasing during fiscal 2005.


Operating Results. We had a net operating loss of $2,841,559 for fiscal year ended September 30, 2005 compared to a net operating loss of $7,525,621 for the fiscal year ended September 30, 2004. The decreased loss of $4,684,062 for 2005 was primarily attributed to the $4,634,975 decrease in administrative expenses of which $4,289,674 was attributable to a decrease in stock based compensation, $388,166 to a decrease in legal expenses and a $209,869 decrease in consulting expenses.

Earnings Per Share of Common Stock. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.03 and $0.15 for the years ended September 30, 2005 and 2004, respectively.


Liquidity and Capital Resources

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $18,431,993 from the inception of the Company through September 30, 2005.

Current liabilities at September 30, 2005 were $1,902,899 which exceeded current assets of $51,941 by $1,850,958. The Company's cash position at September 30, 2005 was $40,369, an increase of $31,374 from the position at September 30, 2004. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Amounts due to stockholders increased from $403,407 at September 30,2004 to $488,372 at September 30, 2005 as the result of an additional net of $84,965 being contributed by stockholders during the fiscal year ended September 30, 2005. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available. Deferred income is the result of the Company receiving full payment for a year contract to air programming, which amount was being amortized on a monthly basis as the programming is aired.

Our continued growth, will require additional funds that may come from a variety of sources, including shareholder loans, equity or debt issuances, bank borrowings, capital lease financings, and the sale of the Company's mined coal reserves, which the Company acquired as discussed in Note 10 to the Consolidated Financial Statements. The Company is actively pursuing the sale of the mined coal reserves to utility Companies and other companies that use coal as an alternative fuel. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies and the Company is actively pursuing buyers for these tax credits. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including funding our working capital needs, funding key programming acquisitions, funding sales and marketing, securing cable connections, funding master control/ network equipment upgrades, making strategic investments.

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

We had net losses $2,841,559 in 2005 and $7,525,621 in 2004. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an Urban format, including African American and English speaking Hispanic programming. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2006. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.


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

    Contingencies

In the normal course of business, the Company is subject to certain claims and legal proceedings. The Company records an accrued liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. The Company does not believe that the resolution of these matters will have a material effect upon its financial condition, results of operations or cash flows for an interim or annual period.

     Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2005 audited financial statements.


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Financial Statement Schedule filed as a part of This Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements on page 39.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

Our management, including our Chief Executive Officer (the principal executive officer), Jacob R. Miles III, and our Chief Financial Officer (the principal financial officer), Randy Moseley, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.


 Item 8B. Other Information

Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company as of December 29, 2005 are as follows:

                Name              Age                Position
                ----              ---                --------
Jacob R. Miles III............    52      Chairman of the Board and Chief
                                          Executive Officer

Sandra Pate ..................    50      Executive Vice President - Programming

Randy Moseley ................    57      Executive Vice President, Chief
                                          Financial Officer, Director

Carl Olivieri.................    42      Executive Vice President, Director

Dr. Ajibike O. Akinkoye ......    52      Director

Marc Pace.....................    49      Director

Stanley Woods ................    52      Director, Secretary


The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors, except for Randy Moseley. - See Item 10 - Executive Compensation.

Jacob R. Miles III, Chief Executive Officer and Chairman of the Board. Mr. Miles is also currently President of Grapevine Star Entertainment, Inc. an entertainment development and production company, a company he founded. Prior to 2002, Mr. Miles served as President and CEO of Urban Cool Network, Inc., an Internet Portal targeted at the Urban Community from 1997 to 2002. Mr. Miles has also served as President of the Dallas-Fort Worth chapter of the National Association of Minorities in Cable. He is a past executive with Hasbro, Tonka and General Mills Entertainment Group.

Sandra Pate, Executive Vice President - Programming. Ms. Pate's television career began in 1991 at Twentieth Television as executive assistant to the Sr. Vice President of Business And Legal Affairs. She then became Manager of Current Programming at Fox Broadcasting Company in 1993 where she was assigned responsibilities for primetime situation Comedies and dramas including, "Martin", "Living Single", "New York Undercover", And other shows on the Fox lineup. For the past eight years since 1997, she has Been President of Entertainment & Talent Consultants, Inc., a company she created To assist recording artists, novelists, visual artists, and other creative talent.

Randy Moseley, Executive Vice President, Chief Financial Officer, Director. Mr. Moseley was co-founder of the Company in October 2001 and was the President, Chief Executive Officer and Chief Financial Officer until the Company's management was reorganized In October of 2003 to accommodate the Wright Entertainment, LLC purchased 51% of the Company's common stock. Prior to the founding of Urban Television Network Corporation in October 2001, Mr. Moseley was Executive Vice President and Chief Financial Officer of Tensor Information Systems, Inc., a custom software development company based in Fort Worth, Texas from November 1999. Prior to joining Tensor, Mr. Moseley served as Executive Vice President and Chief Financial Officer for American Independent Network, Inc. ("AIN"), a network for independent broadcast television stations and cable operators. AIN merged with Hispanic Television Network, Inc. in November 1999 and its name changed to Hispanic Television Network, Inc. Previously, Mr. Moseley held positions with Jerry Lancaster & Associates Inc. and Ernst & Young. Moseley received a bachelor's degree in business administration from Southern Methodist University and is a certified public accountant. Mr. Moseley has affiliations with the Texas Society of CPAs and the American Institute of CPAs.

Carl Olivieri, Executive Vice President of Operations, Director. Mr. Olivieri is past President of Soul to Sole Ventures, Inc. in Los Angeles, CA. Sole to Soul provides retail clients with services relating to customer service shopping, loss prevention, store safety, operating expense control, and in-store marketing evaluations. Mr. Olivieri served as field operations manager for U.S. Retail from January 2000 to May 2002. He managed 165 stores nationwide and was responsible for directing the operations and HR/Training for the managers to insure that the policies and training programs were linked to both strategic and sales goals. Mr. Olivieri served as regional manager for U.S. Retail from January 1997 to January 2000 and was responsible for the sales performance, personnel and operations for 30 stores in a seven state area. He is also an independent film producer and his latest project is the 60-minute documentary on Tupac Shakur titled, "2Pac 4Ever".

Dr. Ajibike O. Akinkoye, Director. Dr. Akinkoye is currently the Chief Executive Officer of Dove Media Group, Inc. which provides programming through television and radio to its member group around the world. Having studied French, English and German for his first degree and obtained a First Class (Honors) in French as major and German as subsidiary, he had been awarded a scholarship by the University of Ibadan, Nigeria, to study for a Master's and a Doctorate degree in France. For the Master's degree, he wrote his dissertation on the Sociology of Literature and Comparative Literature (French and English). He also took specialized courses in Psychology, Philosophy, and Communication Arts. As he proceeded to study for the PhD he was awarded an equivalent of the M.A. in French by the University of Pennsylvania while doing part of his field work in Philadelphia, PA. in 1974 -75. He later obtained the "Doctorate" from the University of Bordeaux. His doctoral thesis was on French and English writers of the Black Diaspora was received and registered at the University of Paris. He was sworn in as an American citizen on Saturday, June 21, 2002.

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

     Compensation Committee

We did not have a formal Compensation Committee during 2005 or 2004. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

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

Michael Gade - Executive in Attendance in Retail Marketing for the University of North Texas. Past corporate experience includes Regional CEO of Home Depot where responsible for complete P/L of 113 stores in the Southwest region generating $4.2 Billion in sales and over 9% profit. Prior to Home Depot, Mike was the Sr. Vice President of Merchandising, Marketing and Business Development at the 7-Eleven Corporation with over 5,600 stores and $10.2 Billion in annual revenue. Other corporate experience includes; the Associates First Capital Corporation where he increased the asset base from $35 Billion to $98 Billion and introduced celebrity Terry Bradshaw as a company spokesperson and grew revenue by $1.4 Billion; Former Chairman of Coppers & Lybrand International where Mike was responsible for growing and overseeing $860 Million in professional services revenue. Mike has published a number of books and was named the Marketing Man of the year by the American Marketing Association in 1987. Mike also sits on a number of corporate and charity boards.

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

After formation, the Advisory Committee should meet with the Company's Board of Directors no less than quarterly for the purpose of discussing the Company's operations. The Advisory Committee shall have no binding authority, but it may advise and consult with the Chief Executive Officer and report to the Board of Directors. The Company will reimburse the members of the Advisory Committee for their expenses, but they shall not be paid any compensation for serving on the Advisory Committee.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section  16(a) of the  Securities  Exchange Act of 1934  requires the  Company's
Directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission
(a)initial  reports of beneficial  ownership (From 3), (b) reports of changes in
(b) beneficial ownership of Common Stock of the Company (Form 4) and (c) annual reports of beneficial ownership (Form 5). Copies of those reports must also be furnished to us. Randy Moseley was delinquent in filing one Form 4 and Form 5.
Marc Pace, Carl Olivieri, Stanley Woods, and Dr. Ajibike Akinkoye were delinquent in filing one Form 4 and Form 5 each.

Item 10.    Executive Compensation

Randy Moseley, President, Chief Executive Officer and Chief Financial Officer at
September 30, 2003, and currently  Executive Vice President and Chief  Financial
Officer,  received  stock (see table below) issued under the 2003  Non-Qualified
Stock Grant and Option Plan discussed  below.  Randy Moseley,  President,  Chief
Executive Officer and Chief Financial Officer has an employment agreement as set forth below in this Item 10. There is no health insurance, retirement, pension, profit sharing or similar program currently in effect.

2003 Non-Qualified Stock Grant and Option Plan. The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock
Grant and Option Plan (the "Plan") through an S-8 registration,  as amended. The
Board of Directors has the authority to determine the persons to whom options will be granted, The number of shares to be covered by each option. This Plan is intended to serve as an inventive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the period ended September 30, 2004, the Company distributed
1,586,000 of the shares through grants. During the period ended September 30, 2005, the Company Distributed 200,000 shares through grants.

The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in the years ended
September 30, 2005, 2004 and 2003, that exceeded $100,000, these persons being collectively referred to as "named executive officers."

                                                             Other Annual      All Other
Name and principal position    Year      Salary      Bonus  Compensation(1)   Compensation

Jacob R. Miles
 Executive Vice President      2004     $  6,500       --       $ 25,000          --
    CEO May-Sept)              2005     $ 69,500(2)    --       $150,000          --

Edward Maddox
    President (April-Sept)     2004     $ 30,000       --       $625,000          --
    President (Sept - June)    2005     $ 37,000       --          --             --

Randy Moseley
    Chief Executive Officer    2003     $    --        --       $150,000          --
    Executive VP/CFO           2004*    $200,000(3)    --       $250,000          --
    Executive VP/CFO           2005**   $200,000(4)    --          --             --

Stanley Woods
    Secretary                  2003     $ 50,000       --       $ 50,000          --
    Secretary                  2004*    $ 50,000       --       $250,000          --
    Secretary                  2005     $ 50,000       --          --             --


     (1) Other Annual Compensation represents stock grants to the officers of the Company. Mr. Miles received 1,500,000 shares in fiscal year 2005, Mr. Maddox received 2,500,000 shares in fiscal year 2004, Mr. Moseley received 600,000 shares in fiscal year 2003 and 1,000,000 shares in fiscal year 2004, Mr. Woods received 200,000 shares in fiscal year 2003 and 1,000,000 shares in fiscal year 2004.

     (2) In 2005, Mr. Miles deferred $35,500 of his salary and the Company accrued it as a payable at September 30, 2005.

     (3) In 2004, Mr. Moseley deferred $150,000 of his salary and the Company accrued it as a payable at September 30, 2004 and 2005.

     (4) In 2005, Mr. Moseley deferred $126,000 of his salary and the Company accrued it as a payable at September 30, 2005. The total accrued for Mr. Moseley at September 30, 2005 was $276,000.


Option Grants in Last Fiscal Year

We did not grant any options to our named executive officers during fiscal year 2004.



Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

During fiscal year 2005, no options were exercised.


Stock Grants in Last Fiscal Year

During the 2005 fiscal year the Company issued stock grants for common stock under The 2003 Non-Qualified Stock Grant and Option Plan for consulting services. The Company issued 200,000 for consulting services, valued for financial reporting purposes at $40,000.00.


Employment Agreements with Executive Officers

Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.

In October 2003, the employment agreement of Randy Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2004 and 2005, $150,000 and $126,000, respectively, of Mr. Moseley's annual compensation was accrued as a payable for a total of $276,000 at September 30, 2005.


Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 29, 2005, we had 136,211,277 shares of common stock outstanding. The following table sets forth information concerning beneficial ownership of shares of our common stock as of December 29, 2005:

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

                                                         Shares of Common Stock
                                                         Beneficially Owned (*)
                                                       -------------------------
                                                         Number          Percent
                                                       ----------        -------
Miles Investment Group, LLC(2)......................   67,000,000          .492%
Jacob R. Miles III (1) (2) (3)......................   69,650,000          .511%
Colinas Investment Group, Inc (2)...................    8,500,000          .062%
Randy Moseley...(1)(2) (4)..........................    1,820,000          .013%
Sandra Pate (1).....................................    1,000,000          .007%
Marc Pace (1).......................................    1,000,000          .007%
Stanley Woods (1)...................................    1,000,000          .007%
Carl Olivieri (1)...................................    1,000,000          .007%
All officers and directors as a group
( persons)..........................................   85,970,000          .616%

     (1)  Directors and Officers
     (2)  5% Beneficial shareholder
     (3) Jacob R. Miles III is a director and Chief Executive Officer of the Company. He is also the managing member and President of the Miles Investment Group, LLC
     (4) Randy Moseley's shares includes 350,000 shares owned by his spouse, therefore he is deemed a beneficial owner of these shares. Does not include an aggregate of 1,721,516 shares owned by Jonathan Moseley, adult son of Randy Moseley, who does not reside with him. Mr. Moseley disclaims Beneficial ownership of the shares owned by his adult son.
  --------
(*) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and includes the ownership of a security through corporate, partnership, or trust entities. In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.


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

The Company leased approximately 2,000 square feet of office space from one its shareholders and director for $2,000 per month, the total expensed in the year ended September 30, 2004 was $14,000.

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

In year 2003, the Company began using the services of Clear Fork Communications, a company (in which Marc Pace, a director of Urban Television, owns a 15% interest), that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the year ended September 30, 2004, the total expense paid out for these services was $430,367.

During the year ended September 2003, the Company executed interest bearing notes with certain shareholders. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the year ended September 30, 2004. This note was reinstated as part of the termination agreement with Wright Entertainment LLC discussed in Note 5 to the financial statements included in this 10KSB filing. In February 0f 2005, the note was converted to 1,000,000 shares of the Company's common stock by the noteholder.

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

10.3 Agreement between Hispanic Television Network, Inc. and Urban Television Network Corporation dated November 13, 2001

10.5 Satellite Space Agreement with Loral Skynet dated on, or about November 22, 2002

10.6 Employment Agreement by and between Randy Moseley and Urban Television Network Corporation, dated October 2, 2002.

10.7 Employment Agreement by and between Stanley Woods and Urban Television Network Corporation, dated October 2, 2002.

10.8              Bridge Loan Agreement and Promissory Notes with stockholder.

10.9              World One Media Group, Inc. Subscription Agreement

10.10             World One Media Group, Inc. Promissory Note to the Company

10.11             World One Media Group, Inc. Warrant Agreement with the Company

10.12 Master Service Agreement with Westar Satellite Services LP dated on, or about October 15, 2005.

10.13 Satellite Space Agreement with Intelsat, Inc. dated on, or about December 2, 2005

31.1*             Certification by Chief Executive  Officer,  pursuant to 18 USC
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*             Certification by Chief Financial  Officer,  pursuant to 18 USC
                  Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*             Certification by Chief Executive  Officer,  pursuant to 18 USC
                  Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*             Certification by Chief Financial  Officer,  pursuant to 18 USC
                  Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21*               Subsidiaries of the Registrant.

-----------------
*Filed herewith.

     (b) Reports on Form 8-K.

     On July 5, 2005, we filed a Form 8-K announcing  the  resignation of Edward
C. Maddox as a director of the Company.

     On July 8, 2005, we filed a Form 8-K announcing the sales of unregistered securities.

     On August 25, 2005, we filed a Form 8-K to publish a progress report By Jacob R. Miles III, the Company's Chief Executive Officer.

     On October 4, 2006, we filed a Form 8-K announcing a Stock/Commodity Exchange Agreement with Geotec Thermal Generators, Inc. for the acquisition of 200,000 tons of coal in exchange for 100,000 shares of the Company's preferred stock, with the transaction being valued at $4,600,000.

     On October 26, 2005, we filed a Form 8-K announcing the conversion of $303,289.80 of loans to 3,032,898 shares of common stock and the issuance of 200,000 shares to noteholder for the extension of a $171,710.20 note to March 31, 2006.

Item 14.  Principal Accountant Fees and Services


Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were $11,577 and $13,340, respectively.

Audited Related Fees. The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004 were $-0- and $-0-, respectively.


Tax Fees. The aggregate fees billed for assurance and related services by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2005 and 2004 were $-0- and $-0-, respectively.

All Other Fees. For the fiscal years ended September 30, 2005 and 2004, we did not incur fees to auditors for services rendered to us, other than the services covered in "Audit Fees".


Audit Committee. The Company's audit committee approved all the services described above in this Item 14 for the year ended September 30, 2005.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Urban Television Network Corporation


                                            By:  /s/ Jacob R. Miles III
                                               ---------------------------------
                                               Jacob R. Miles III
                                               Chairman of the Board and CEO




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 13, 2005.


By: /s/ Jacob R. Miles III   Title:Chairman of the        Date: January 13, 2006
   -----------------------   Board
    Jacob R. Miles III

By: /s/ Jacob R. Miles III   Title:Chief Executive        Date: January 13, 2006
   -----------------------   Officer and Director
    Jacob R. Miles III

By: /s/ Randy Moseley        Title:Executive Vice         Date: January 13, 2006
   -----------------------   President Chief Financial
   Randy Moseley             Officer and Director

By: /s/ Carl Olivieri        Title:Executive Vice         Date: January 13, 2006
   -----------------------   President and Director
   Carl Olivieri

By: /s/ Marc Pace            Title:Director               Date: January 13, 2006
   -----------------------
   Marc Pace

By: /s/ Stanley Woods        Title:Secretary, Director    Date: January 13, 2006
   -----------------------
   Stanley Woods

                              FINANCIAL STATEMENTS


Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

The following financial statements pertaining to Urban Television Network Corporation and Subsidiaries are filed as part of this 10KSB:


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of September 30, 2005 and 2004

Consolidated Statement of Operations for the years ended September 30, 2005 and 2004

Consolidated Statement of Stockholders' Equity for the years ended September 30, 2005 and 2004

Consolidated Statement of Cash Flows for the years ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



Board of Directors
Urban Television Network Corporation
Arlington, Texas


We have audited the accompanying consolidated balance sheets of Urban Television Network Corporation (a Nevada corporation) and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, capital deficit and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Television Network Corporation as of September 30, 2005 and 2004, and the results of its operations and changes in its cash flows for the years ended September 30, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

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



 /s/ Comiskey & Company, P.C.
-----------------------------
Denver, Colorado
December 20, 2005


                      Urban Television Network Corporation

                           Consolidated Balance Sheet

                           September 30, 2005 and 2004


                                                                              2005            2004
                                                                          ------------    ------------
                                     ASSETS
                                     ------

Current assets:
 Cash and cash equivalents                                                $     40,369    $      8,995
 Accounts receivable                                                            11,572          14,855
                                                                          ------------    ------------
      Total current assets                                                      51,941          23,850
                                                                          ------------    ------------

Furniture, fixtures and equipment, net                                          97,520         136,133
                                                                          ------------    ------------

Other assets
  Coal reserves                                                              4,600,000            --
  Network assets, net                                                           63,082          98,340
  Deposits                                                                       3,600            --
  Organizational costs                                                             360             360
                                                                          ------------    ------------
                                                                             4,667,042          98,700
                                                                          ------------    ------------

Total Assets                                                              $  4,816,503    $    258,683
                                                                          ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
  Accounts payable                                                        $    403,192    $    334,403
  Due to stockholders                                                          151,015             750
  Notes payable to stockholders                                                337,367         402,657
  Advances                                                                     665,000            --
  Accrued compensation                                                         341,760         150,000
  Accrued interest payable                                                       4,565          10,049
  Deferred revenue                                                                --            67,000
                                                                          ------------    ------------
       Total current liabilities                                             1,902,899         964,859
                                                                          ------------    ------------


Stockholders' equity (deficit):
  Preferred stock, $1 par value, 500,000 shares authorized,
   100,000 outstanding  at September 30, 2005                                  100,000            --
  Common stock, $.0001 par value, 200,000,000 shares authorized,
  135,461,277 and 67,135,177 outstanding at September 30, 2005 and 2004         13,546           6,714
  Additional paid-in capital - common stock                                 27,922,051      23,677,544
  Stock subscription receivable                                             (6,690,000)     (8,800,000)
  Accumulated deficit                                                      (18,431,993)    (15,590,434)
                                                                          ------------    ------------

      Total stockholders' equity (deficit)                                   2,913,604        (706,176)
                                                                          ------------    ------------

                                                                          $  4,816,503    $    258,683
                                                                          ============    ============




                       See notes to financial statements.


                      Urban Television Network Corporation

                      Consolidated Statements of Operations

                 For the years ended September 30, 2005 and 2004


                                                       2005            2004
                                                   ------------    ------------


Revenues                                           $    297,954    $    222,794
                                                   ------------    ------------

Expenses:
 Satellite and uplink services                          360,254         329,104
 Master control and production                          267,254         445,179
 Programming                                            215,835          45,000
 Affiliate relations                                     69,048            --
 Station operating costs                                255,255         358,222
 Technology expenses                                    215,068         229,062
 Administration                                       1,619,574       6,253,565
 Depreciation and amortization                           92,193          81,529
                                                   ------------    ------------
Total expenses                                     $  3,094,481    $  7,741,661
                                                   ------------    ------------
Income loss from operations                          (2,796,527)     (7,518,867)

Other income (expense)
  Interest expense (net)                                (45,032)         (6,754)
                                                   ------------    ------------

  Net income (loss)                                $ (2,841,559)   $ (7,525,621)
                                                   ============    ============


Earnings per share:

 Net income (loss)                                 $      (0.03)   $      (0.15)

Weighted average number of common
  shares outstanding                                 81,426,150      49,004,591






                       See notes to financial statements.


                      Urban Television Network Corporation

                   Consolidated Statements of Capital Deficit

                 For the years ended September 30, 2005 and 2004




                                       Preferred Stock            Common           Stock
                                    Shares         Amount         Shares          Amount
                                 ------------   ------------   ------------    ------------

Balance, September 30, 2003              --     $       --       23,711,736    $      2,371

Stock subscription                       --             --       14,000,000           1,400

Stock subscription received

Stock issued for management
  Services                               --             --        4,000,000             400

Stock issued for services                --             --       21,053,000           2,106

Stock issued for bridge
 loan conversions                        --             --        4,135,441             414

Stock issued for equipment               --             --          120,000              12

Stock issued to vendor                   --             --          115,000              11

Net loss for year ended
 September 30, 2004                      --             --             --              --
                                 ------------   ------------   ------------    ------------
Balance, September 30, 2004              --             --       67,135,177           6,714

Stock subscription                       --             --       70,000,000           7,000

Stock subscription cancelled             --             --      (14,000,000)         (1,400)

Cancelled management shares              --             --       (4,000,000)           (400)

Stock subscription                       --             --       69,000,000           6,900

Stock subscription cancelled             --             --      (67,500,000)         (6,750)

Stock issued for services                --             --        5,250,000             525

Stock issued for bridge
  loan conversions                       --             --        9,276,100             927

Stock issued to vendor                   --             --          300,000              30

Stock issued for coal reserves        100,000        100,000           --              --

Net loss for year ended
  September 30, 2005                     --             --             --              --
                                 ------------   ------------   ------------    ------------

Balance September 30, 2005            100,000   $    100,000    135,461,277    $     13,546
                                 ============   ============   ============    ============



                       See notes to financial statements.



                      Urban Television Network Corporation

              Consolidated Statements of Capital Deficit -Continued

                 For the years ended September 30, 2005 and 2004



                                  Additional        Stock                           Total
                                   Paid-In       Subscription     Accumulated      Capital
                                   Capital        Receivable        Deficit        Deficit
                                 ------------    ------------    ------------    ------------

Balance, September 30, 2003      $  8,058,311    $    (57,400)   $ (8,064,813)   $    (61,531)

Stock subscription                  6,998,600      (6,800,000)           --           200,000

Stock subscription received              --            57,400            --            57,400

Stock issued for management
  Services                          1,999,600      (2,000,000)           --              --

Stock issued for services           4,710,322            --              --         4,712,428

Stock issued for bridge
 loan conversions                   1,852,234            --              --         1,852,648

Stock issued for equipment             29,988            --              --            30,000

Stock issued to vendor                 28,489            --              --            28,500

Net loss for year ended
 September 30, 2004                      --              --        (7,525,621)     (7,525,621)
                                 ------------    ------------    ------------    ------------
Balance, September 30, 2004        23,677,544      (8,800,000)    (15,590,434)       (706,176)

Stock subscription                  6,993,000      (6,750,000)           --           250,000

Stock subscription cancelled       (6,998,600)      6,800,000            --          (200,000)

Cancelled management shares        (1,999,600)      2,000,000            --              --

Stock subscription                  6,893,100      (6,690,000)           --           210,000

Stock subscription cancelled       (6,743,250)      6,750,000            --              --

Stock issued for services             627,892            --              --           628,417

Stock issued for bridge
  loan conversions                    935,995            --              --           936,922

Stock issued to vendor                 35,970            --              --            36,000

Stock issued for coal reserves      4,500,000            --              --         4,600,000

Net loss for year ended
  September 30, 2005                     --              --        (2,841,559)     (2,841,559)
                                 ------------    ------------    ------------    ------------

Balance September 30, 2005       $ 27,922,051    $ (6,690,000)   $(18,431,993)   $  2,913,604
                                 ============    ============    ============    ============



                       See notes to financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2005 and 2004


                                                         2005           2004
                                                     -----------    -----------


Operating activities:
  Net (loss)                                         $(2,841,559)   $(7,525,621)
  Adjustments to reconcile net (loss) to
   cash provided (used) by operating activities:
    Depreciation and amortization                         92,196         81,529
    Stock issued for services                            664,500      4,740,928
  Net change in assets and liabilities:
    Accounts receivable                                    3,283        (10,614)
    Prepaid expenses                                      (3,600)          --
    Accounts payable                                      68,789        237,725
    Other advances                                       665,000           --
    Accrued compensation                                 191,760        150,000
    Deferred revenue                                     (67,000)        67,000
    Accrued interest payable                              (5,484)         7,089
                                                     -----------    -----------

  Net cash provided (used) by operating activities    (1,232,115)    (2,251,964)
                                                     -----------    -----------

Investing Activities:
 Purchase of equipment                                   (18,325)      (118,704)
                                                     -----------    -----------
Total investing activities                               (18,325)      (118,704)
                                                     -----------    -----------
Financing activities:
 Proceeds from common stock sales                        460,000           --
 Proceeds from shareholders advances                     395,515        401,207
 Repayments on shareholder advances                      (82,250)      (130,000)
 Proceeds from bridge loans                              508,549      1,873,048
                                                     -----------    -----------
Total financing activities                             1,281,814      2,144,255
                                                     -----------    -----------

Net increase (decrease) in cash                           31,374       (226,413)
Cash, beginning of period                                  8,995        235,408
                                                     -----------    -----------

Cash, end of period                                  $    40,369    $     8,995
                                                     ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                         $    31,500    $      --
    Income taxes                                     $      --      $      --
  Non cash transactions:
    Preferred stock issued for coal reserves         $ 4,600,000    $      --
    Common stock issued for bridge loan conversions  $   428,890
    Common stock issued for services                 $   664,500    $ 4,740,928
    Common stock issued for equipment                $      --      $    30,000
    Debt forgiveness applied to stock subscription   $      --      $   200,000






                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004



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

    On September 30, 2005, the Company entered into an agreement with GeoTec Thermal Generators, Inc. to acquire 200,000 tons of mined coal in exchange for 100,000 shares of Preferred Stock, which may be converted into the Company's Common Stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price at the stock bid price of $.10 on September 30, 2005.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


1.  Significant Accounting Policies - continued

    The Company is actively pursuing the sale of the mined coal reserves to utility companies and other companies that use coal as an alternative fuel. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies and the Company is actively pursuing buyers for these tax credits.

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

    Coal Reserves

    The Coal reserves owned by the Company are recorded at lower of cost or net Realizable value. Net realizable value is the estimated price at which the coal reserves can be sold in the normal course of business after allowing for the cost of processing and sale. Such cost will be depreciated using the units-of-production method as the coal reserves are sold.

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

    Issuance of Common Stock

    The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


1.  Significant Accounting Policies - continued

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

    Concentration of Credit Risk

    The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at September 30, 2005 was $-0-.

    Advertising Costs

    The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the periods ended September 30, 2005 and 2004.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


1.  Significant Accounting Policies - continued

    Recent Accounting Standards

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

    In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


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

    Reclassification of Prior Year Amounts

    Certain prior year amounts have been reclassified to conform with current year presentation.


2.  Accounts receivable

    Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At September 30, 2005 and 2004, an allowance for doubtful accounts was not considered necessary.

3.  Network Assets - Amortization

    Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $132,546 and the amortization for the periods ended September 30,2005 and 2004 was $35,258 and $39,125, respectively.

    Future amortization of the Network assets at September 30, 2005 will be $63,082 and on an annual basis be as follows:

                    Year ended September 30, 2006              $25,040
                    Year ended September 30, 2007              $25,040
                    Year ended September 30, 2008              $13,002

4.  Coal Reserves

    By agreement dated September 30, 2005 with GeoTec Thermal Generators, Inc., the Company acquired 200,000 tons of mined coal in exchange for 100,000 shares of preferred Stock, which may be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price, which based on the bid price of $.10 price on September 30, 2005, was valued at $4,600,000. GeoTec Thermal Generators, Inc. has other coal in other locations in the United States and the agreement allows the Company to substitute coal in these other locations, which the Company may exercise this right if it for example would expedite the delivery process.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


5.  Furniture, Fixtures  and Equipment

    Furniture, fixtures and equipment, their estimated useful lives, and related Accumulate depreciation at September 30, are summarized as follows:

                                            Range of
                                            Lives in
                                              Years         2005         2004
                                            ---------    ---------    ---------

    Master Control, Editing Equipment          3-5       $  84,074    $  65,749
    Studio and Production Equipment            3-5          60,500       60,500
    Production Van                               5          45,000       45,000
    Affiliate Receiver Equipment                 5          20,247       20,247
                                                         ---------    ---------
                                                         $ 209,821      191,496
    Less: Accumulated Depreciation                        (112,301)     (55,363)
                                                         ---------    ---------
                                                         $  97,520    $ 136,133
                                                         =========    =========

    The Company acquired equipment totaling $18,325 during the year ended September 30, 2005 and $148,704 during the year ended September 30, 2004. Depreciation expense for the periods ended September 30, 2005 and 2004 was $56,935 and $41,509, respectively.


6.  Related Party Transactions

    In May 2002, the Company issued 16,000,000 (800,000 after the 1 for 20 Reverse) shares to Urban Television Network Corporation, a Texas corporation for asset purchase of network assets - See footnote 1.

    The Company has leased office space from one its shareholders and director for $2,000 per month. The total rental expense for the year ended September 30, 2004 $24,000.

    In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the year ended September 30, 2004 the total expense paid out for these services was $430,367.

    The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the years ended September 30, 2005 and 2004, the total expense paid out for these services was $215,068 and $229,062, respectively.

    During the period ended September 2003, the Company executed an interest bearing note with a shareholder. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004. In December 2004, this payable was reinstated in conjunction with the termination of the Wright Entertainment LLC subscription agreement and the execution of the World One Media Group, Inc. subscription Agreement discussed later in this Note 5. This note was converted to 1,000,000 shares of common stock in February of 2005.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


6.  Related Party Transactions - continued

    The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 of the note principal.

    The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2004 to pay operating expenses. During the year ended September 30, 2004 the amounts loaned totaled $400,000. In September 2005, $228,290 of this note was converted to 2,282,900 shares of common stock by the noteholder and the remaining balance of $171, 710 was extended to March 31, 2006. See Note 6 disclosure of terms, interest rate and conversion privileges.

    On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale.The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. As part of the definitive agreement, between the Company, Wright Entertainment LLC and World One Media Group, Inc. discussed in the next paragraph this stock subscription agreement for 14,000,000 shares was termination and the 4,000,000 shares that had been issued to Wright Entertainment LLC's for management services and to be vested upon Wright Entertainment LLC's completed the payment for its subscription agreement were cancelled. The definitive agreement calls for the Company to pay Wright Entertainment LLC, owned by Lonnie G. Wright, $300,000 ($60,000 at the signing and $15,000 per month for sixteen months beginning January 15, 2005) and issue Wright Entertainment LLC 1,000,000 shares of the Company's restricted common stock.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


6.  Related Party Transactions - continued

    On July 26, 2005, the Board of Directors voted to (1) terminate the stock subscription agreement with Dove Media Group, Inc. (formerly known as World One Media Group, Inc.) due to its nonpayment of required installment payments, (2) cancel the 70,000,000 shares issued and held by the Company as security on the stock subscription agreement, (3) reissue 2,500,000 shares to Dove Media Group, Inc. for $250,000 that it paid towards the stock subscription Agreement and (4) cancel the 5,000,000 shares that had been authorized for Dr. Ajibike Akinkoye for services to be rendered.

    On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement calls for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company has deferred payments on the stock subscription agreement until January 31,2
    006, in consideration for Miles Investment Group LLC bringing the coal reserves deal to the Company. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, Miles Investment Group, LLC will be issued warrants for 30,000,000 shares of restricted common stock that can be exercised for $.01 per share on the following basis: (1) three million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $1.50 price for 10 consecutive trading days, (2) seven million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $3.00 price for 10 consecutive trading days,(3) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $5.00 price for 10 consecutive trading days and (4) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $6.00 price for 10 consecutive trading days.

7.  Notes Payable and Advances

    Notes payable at September 30, 2005 and 2004 consist of:

                                                            2005         2004
                                                         ----------   ----------
    Notes payable to stockholders at 6%
      interest payable on September 30, 2004             $      657   $    2,657

    Note payable to stockholder at 6%
      interest payable March 31, 2006 (1)                   171,710      171,710

    Note payable to stockholder at 6%
      Interest payable July 31, 2005 (2)                       --        228,290

    Note payable to stockholder at no
      Interest, payable $15,000 per month,
      on 15th of the month, final payment
      due April 15, 2006 (3)                                165,000         --

    Advances from shareholders (4)                          151,015         --

    Advances from a non-related party
      that the Company expects to convert
      to a note payable with a term of at
      least one year                                        665,000         --
                                                         ----------   ----------
                                                         $1,153,382   $  402,657
                                                         ----------   ----------

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


7.  Notes Payable and Advances - continued

    (1) The holder of the March 2006 note have a UCC-1 lien against the Company's assets. This note originally due on August 31, 2005 was extended by the noteholder to March 31, 2006 in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and the conversion ratio from five shares to ten shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion.

    (2) The $228,290 note to stockholder due July 31, 2005 was converted into 2,282,900 shares of the Company's common stock by the stockholder.

    (3) The holder of the $165,000 note converted $75,000 of the note balance into 750,000 shares of the Company's common stock subsequent to September 30, 2005.

    (4) The  advances  from  shareholders  are  due on  demand  and do not  bear
    Interest.


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

    Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at September 30, 2005 and 2004.

    The (provision) benefit for income tax consist of the following:

                                           2005         2004
                                          ------       ------
                 Current                  $  -0-       $  -0-
                 Deferred                    -0-          -0-
                                          ------       ------
                                          $  -0-       $  -0-
                                          ======       ======

    The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2005, the valuation allowance increased by approximately $425,000.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

9.  Capital Stock

    The Company has authorized 200,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

    The Company began operations by completing the acquisition of Urban Television Network Corporation, a Texas corporation, in two steps; (1) in May of 2002 the Company issued 16,000,000 shares (800,000 after the 1 for 20 reverse)and (2) in February of 2003, the Company entered into an Exchange Agreement with the majority shareholders of Urban Television Network Corporation, a Texas corporation (Urban-Texas) to acquire 90% of the issued and outstanding capital stock of Urban-Texas in return for 13,248,000 shares of the Company's common stock - See footnote 1.

    In September 2002, issuing 100,000 (5,000 after the 1 for 20 reverse) shares to Hispanic Television Network, Inc. as part of the mutual settlement agreement between the two companies to cancel the Satellite Transponder Service Agreement and notes payable/receivable.

    On November 21, 2002 the Company completed a 1:20 reverse stock split and amending its Articles of Incorporation to increase its authorized common shares to 200,000,000 and adjust its par value to $0.0001 per share.

    During the year ended September 30, 2003, the Company issued 7,275,000 shares of its common stock to for consulting, legal and management services which the company valued at $811,250.

    During the year ended September 30, 2004, the Company issued 21,308,000 shares of its common stock to for consulting, legal, vendor payments and management services which the company valued at $4,771,450.

    During the year ended September 30, 2005, the Company issued 4,150,000 shares of its common stock to for consulting, legal, vendor payments and management services which the company valued at $427,000.

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

    During the period ended September 30, 2005, the Company issued 9,276,100 shares of its common stock to Bridge Loan Lenders who elected to convert $936,922 of bridge loans to common stock at an average conversion price of $.101 per share.

    In the fiscal years ended September 30, 2004 and 2005 the Company has entered into three stock subscription agreements, of which two have been terminated, with three different minority groups for a majority ownership interest in the


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004



9.  Capital Stock - continued

    Company's common stock. Following is a summary of the stock transactions involved in those agreements, which or more fully described in Note 6 -
    Related Party Transactions;


                                       Number of        Value
 Date of                                Shares        Assigned          Note         Warrants
Agreement   Name of  Group              Issued        To Shares         Value         Issued
---------   ----------------------   ------------    ------------   ------------   ------------
10/30/03    Wright Entertainment       18,000,000    $  9,000,000   $  6,800,000
12/13/04    Wright Entertainment      (18,000,000)   $ (9,000,000)  $ (6,800,000)
12/13/04    World One Media Group      70,000,000    $  7,000,000   $  6,750,000     30,000,000
 7/26/05    World One Media Group     (67,500,000)   $ (6,750,000)  $ (6,750,000)   (30,000,000)
 7/29/05    Miles Investment Group     69,000,000    $  6,900,000      6,690,000     30,000,000
                                     ------------    ------------   ------------   ------------
Net Effect at 9/30/05                  71,500,000    $  7,150,000   $  6,690,000     30,000,000


    Miles Investment Group has the right to exercise the warrants for $0.01 per share if market bid price for the Company's common stock are reached as described in Note 6 - Related Party Transactions.

    In February 2005, the Company issued 1,000,000 shares of its common stock to a bridge loan holder who converted a $200,000 bridge loan at the rate of 5 shares for each $1.00 of bridge loan.

    In September 2005, the Company issued 200,000 shares of its common stock to the noteholder of the $171,710 note payable discussed in Note 5 as part of the consideration for the noteholder agreeing to extend the note to March 31, 2006.

    Non-Qualified Stock Grant and Option Plan

    The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the year ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. During the year ended September 30, 2004, the Company had distributed 1,586,000 of the shares through grants. During the year ended September 30, 2005, the Company distributed 200,000 of the shares through grants.


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

    No preferred shares had been issued as of September 30, 2004.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


10. Preferred Stock -continued

    On September 30, 2005, the Company entered into an agreement with GeoTec Thermal Generators, Inc. to acquire 200,000 tons of coal in exchange for 100,000 shares of preferred Stock, which may be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price at the stock bid price of $.10 on September 30, 2005. The 100,000 shares of preferred stock do not have any voting rights or preferences, except for the conversion privilege.


11. Commitments and Contingencies

    Satellite Transponder Lease

    The Company entered into a Satellite space segment service agreement with Loral Skynet (now Intelsat, Inc.) on November 20, 2002 for 6 MHz of satellite bandwidth on Telstar 5 (now Intelsat 5) for a period of three year ending on November 21, 2005. For the periods ended September 30, 2005 and 2004, the amounts expensed were $216,516 and $216,516, respectively. See Footnote 12 - Subsequent Events for details of an extension agreement entered into with Intelsat, Inc. on December 2, 2005 for a total commitment of $1,071,000 over a five year period beginning on November 22, 2005.

    Future lease payments due during the term of the lease ending on November 21, 2005 will equal $36,086 and be due as follows:

                  Year ended September 30, 2006            $36,086

    Signal Uplink Lease

    The Company entered into a Full Time Broadcast Agreement with Verestar, Inc. (now Westar Satellite Services, LP) on November 21, 2002 for a full time redundant 6 MHz digital C-band uplink service for a period of three years ending on November 21, 2005. For periods ended September 30, 2005 and 2004 the amounts expensed for Uplink services were $96,000 and $96,000, respectively. See Footnote 12 - Subsequent Events for details of an extension agreement entered into with Westar Satellite Services, LP on October 15, 2005 for a total commitment of $528,000 over a five year period beginning on November 1, 2005.

    Future lease payments due during the term of the lease ending on November 21, 2006 will equal $16,000 and be due as follows:

                  Year ended September 30, 2006            $16,000


    Facilities Space Lease

    The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005, which was terminated in March of 2004. The amount expensed on this lease for year ended September 30, 2004 was $14,000.

    The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2006 at the rate of $2,447 per month. For years ended September 30, 2005 and 2004, the amount expensed for this office space lease was $28,779 and $16,310.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


11. Commitments and Contingencies -continued

    The Company entered into a lease for additional space at the its corporate Headquarters facilites on April 1, 2005 for one year ending on March 31, 2006 With an option to renew for five years at 5% increase per year at the initial Rate of $4,130 per month. For the year ended September 30, 2005 the amount expensed for this office space lease was $24,780.

    Future lease payments due during the year ended September 30, 2006 will equal $78,924 assuming that the leases are renewed at their current rate plus the 5% annual increase.

    Employment Agreements

    Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2005 and 2004, $150,000 and $126,000 of Mr. Moseley's annual compensation was accrued as a payable.

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

    In August of 2004, the Company settled a lawsuit brought by Three F Productions, Inc. vs. Pacific Family Entertainment LLC, et al. which included the Company as a defendant as the result of the Company airing a program that Pacific Family Entertainment had represented as having the copyright and rights to air. The settlement amount for the Company was $50,000 to be paid at the rate of $5,000 per month beginning September 1, 2004. In June 2005, the Company completed the payment of the $50,000 and received a Stipulation For Dismissal of Action Against Urban Television Network Corporation with Prejudice from Three F Productions.

    The Company is party to legal action pending in the United States District Court for the Central District of California, Los Angeles Division. It is styled Walter E. Morgan, Jr. vs. Urban Televison Network Corporation et al. This action is subject to pending motions to dismiss which are predicated upon the following: The claims of the Plaintiff do not appear to have merit in that they should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 (as discussed above) in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


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

    The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $39,500 from collections on the stock subscription agreement and $152,400 from shareholder advances.


13. Subsequent Events

    In October 2005, a stockholder who had a note balance of $165,000 due from the Company at September 30, 2005, converted $75,000 of the note into 750,000 shares of the Company's common stock.

    On October 15, 2005, the Company renewed its agreement with Westar Satellite Services LP for a full time redundant 6 MHz digital C-band uplink service for a period of five years beginning on November 1, 2005 and ending on October 31, 2010 at the rate of $8,800 per month for a total of $528,000 over the contract period.

    On December 2, 2005, the Company renewed its agreement with now Intelsat, Inc. for 6 MHz of C-Band satellite bandwidth on IA -5 a period of five years, beginning on November 22, 2005 and ending on November 21, 2010 at the rate of $17,850 per month for a total of $1,071,000 over the contract period.

    In December 2005, the Company issued 100,000 shares of restricted common stock for consulting services rendered to the Company, which the Company valued at $10,000.