Form 10QSB
period 2005-12-31
URBAN TELEVISION NETWORK CORP
filed 2006-02-14
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending December 31, 2005


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

 136,311,277 shares of common stock, $0.0001 par value, as of December 31, 2005
--------------------------------------------------------------------------------

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






Signatures...................................................................30

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB






PART I-FINANCIAL INFORMATION





Item 1.  Financial Statements.  (Unaudited)


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                       December 31,    September 30,
                                                                           2005            2005
                 Assets                                                 (Unaudited)     (Audited)
Currents assets
  Cash and cash equivalents                                            $      1,586    $     40,369
  Accounts receivable                                                         9,262          11,572
                                                                       ------------    ------------
             Total current assets                                            10,848          51,941
                                                                       ------------    ------------

Furniture, fixtures and equipment, net                                       83,171          97,520
                                                                       ------------    ------------
Other assets
  Coal Reserves                                                           4,600,000       4,600,000
  Network assets, net                                                        56,822          63,082
  Deposits                                                                    3,600           3,600
  Organizational costs                                                          360             360
                                                                       ------------    ------------
             Total other assets                                           4,660,782       4,667,042
                                                                       ------------    ------------
             Total assets                                              $  4,754,801    $  4,816,503
                                                                       ============    ============


             Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                     $    442,904    $    403,192
  Due to stockholders                                                       163,515         151,015
  Notes payable to stockholders                                             327,367         337,367
  Note payable to vendor                                                     63,511            --
  Advances                                                                  665,000         665,000
  Accrued compensation                                                      425,325         341,760
  Accrued interest payable                                                      813           4,565
                                                                       ------------    ------------
             Total current liabilities                                    2,088,435       1,902,899
                                                                       ------------    ------------


Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized,
    100,000 outstanding at December 31, 2005 and September 30, 2005         100,000         100,000
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    136,311,277 and 135,461,277 outstanding at December 31, 2005 and
    September 30,2005, respectively                                          13,631          13,546
  Additional paid-in capital                                             28,006,966      27,922,051
  Stock subscriptions receivable                                         (6,650,500)     (6,690,000)
  Retained earnings (deficit)                                           (18,803,731)    (18,431,993)
                                                                       ------------    ------------
             Total stockholders' equity (deficit)                         2,666,366       2,913,604
                                                                       ------------    ------------



Total liabilities and stockholders' equity                             $  4,754,801    $  4,816,503
                                                                       ============    ============





                                See notes to financial statements.

                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
              For the three months ended December 31, 2005 and 2004
                                   (UNAUDITED)


                                                      2005             2004
                                                 -------------    -------------


Revenues                                         $      33,035    $     100,016
                                                 -------------    -------------

Expenses:

  Satellite and uplink services                        102,899           80,109
  Master control and production                         38,035           83,200
  Programming                                           14,938             --
  Affiliate relations                                   27,388             --
  Station operating costs                                 --             89,115
  Technology expenses                                   43,130           46,230
  Administration                                       153,238          609,149
  Depreciation and amortization                         20,609           22,937
                                                 -------------    -------------
Total expenses                                         400,237          930,740
                                                 -------------    -------------
Income (loss) from operations                         (367,202)        (830,724)

Other (income) expense
  Interest expense(net)                                 (4,536)          (6,004)
                                                 -------------    -------------

Net loss                                         $    (371,738)   $    (836,728)
                                                 -------------    -------------

Earnings per share:                              $       (0.00)   $       (0.01)
   Net income (loss)
Weighted average number of common
   shares outstanding                              182,236,277       72,212,619








                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows
              For the three months ended December 31, 2005 and 2004
                                   (UNAUDITED)

                                                                 2005         2004
                                                              ---------    ---------
Operating Activities
Net (loss)                                                    $(371,738)   $(836,728)
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                20,609       22,937
    Common stock issued for services                             10,000      294,000
Changes in operating assets and liabilities:
  Accounts receivable                                             2,310       10,915
  Accounts payable                                               39,712       26,489
  Accrued interest expense                                       (3,752)      (2,993)
  Accrued compensation                                           83,565       26,000
  Deferred income                                                  --        (24,750)
                                                              ---------    ---------
Net cash provided by operating activities                      (219,294)    (484,130)
                                                              ---------    ---------
Investing Activities

 Capital expenditures                                              --           --
                                                              ---------    ---------
Net cash (used in) investing activities                            --           --
                                                              ---------    ---------
Financing Activities
Collection on stock subscription receivable                      39,500      100,000
Proceeds from bridge loans                                         --        508,541
Payment on loans and note payables                               (9,000)      (2,000)
Proceeds from loans and note payable                            150,011         --
                                                              ---------    ---------
Net cash provided by financing activities                       180,511      606,541
                                                              ---------    ---------

Increase (decrease) in cash                                     (38,783)     122,411
Cash at beginning of period                                      40,369        8,995
                                                              ---------    ---------
Cash at end of period                                         $   1,586    $ 131,406
                                                              ---------    ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $   5,508    $   9,000
    Income taxes                                              $    --      $    --
  Non-cash transactions:
    Common stock issued for note conversions                  $  75,000    $    --
    Common stock issued for services                          $  10,000    $ 294,000




                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005, which was filed January 13, 2006. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of December 31, 2005 and the results of its Operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2005.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

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

     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at December 31, 2005 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the three months ended December 31, 2005 and 2004.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At
     December 31, 2005, an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $138,806 and the amortization for the three months ended December 31, 2005 and 2004 was $6,260 and $9,781, respectively.

     Future amortization of the Network assets at December 31, 2005 will be $56,822 and on an annual basis be as follows:

                Year ended September 30, 2006              $18,780
                Year ended September 30, 2007              $25,040
                Year ended September 30, 2008              $13,002

5.   Coal Reserves

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


6.  Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                          Range of
                                          Lives in     December 31,    September 30,
                                           Years           2005             2005
                                         ---------    -------------    -------------
     Master Control, Editing Equipment      3-5       $      84,074    $      84,074
     Studio and Production Equipment        3-5              60,500           60,500
     Production Van                           5              45,000           45,000
     Affiliated Receiver Equipment            5              20,247           20,247
                                                      -------------    -------------
                                                            209,821          209,821
     Less: Accumulated Depreciation                        (126,650)        (112,301)
                                                      -------------    -------------
                                                      $      83,171    $      97,520
                                                      =============    =============


     The Company acquired equipment totaling $ -0- and $ -0- during the three months ended December 31, 2005 and 2004, respectively. Total depreciation expense for the three months ended December 31, 2005 and 2004 was $14,349 and $13,516, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


7.  Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company has leased office space from one its shareholders and director for $2,000 per month. The total rental expense for the years ended September 30, 2004 was $24,000.

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the periods ended September 30, 2004 the total expense paid out for these services was $430,367.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the periods ended December 31, 2005 and 2004 the total expense paid Out for these services was $43,130 and $46,230 respectively.

     During the period ended September 2003, the Company executed an interest bearing note with a shareholder. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004. In December 2004, this payable was reinstated in conjunction with the termination of the Wright Entertainment LLC subscription agreement and the execution of the World One Media Group, Inc. subscription Agreement discussed later in this Note 7. This note was converted to 1,000,000 shares of common stock in February of 2005.

     The Company executed an interest bearing note with a shareholder of the Company during the year ended September 30, 2003 to pay operating expenses. During the year ended September 30, 2003 the amounts loaned totaled $132,200. During the year ended September 30, 2004, the Company repaid $130,000 and the remaining $2,200 was repaid during the year ended September 30, 2005.

     The Company executed an interest bearing note with a shareholder of the Company during the year ended September 30, 2004 to pay operating expenses. During the year ended September 30, 2004 the amounts loaned totaled $400,000. In September 2005, $228,290 of this note was converted to 2,282,900 shares of common stock by the noteholder and the remaining balance of $171,710 was extended to March 31, 2006. See Note 8 disclosure of terms, interest rate and conversion privileges.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


7.   Related Party Transactions - continued

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

8.   Notes Payable and Advances

                                                    December 31,   September 30,
                                                        2005            2005
                                                   -------------   -------------
     Notes payable to stockholders at 6%
        interest payable on September 30, 2004     $         657   $         657
     Note payable to stockholder at 6%
        interest payable March 31, 2006 (1)              171,710         171,710
     Note payable to stockholders at 6%
        due upon sale of coal reserves                    65,000            --
     Note payable to stockholder at no
        interest payable $15,000 per month,
        on 15th of month, final payment
        due April 15, 2006 (2)                            90,000         165,000
     Note payable to vendor at 12% interest
        payable on April 30, 2006 (3)                     63,511            --
     Advances from shareholders (4)                      163,515         151,015
     Advances from a non-related party
       that the Company expects to convert
       to a note payable with terms of at
       least one year                                    665,000         665,000
                                                   -------------   -------------
                                                   $   1,219,393   $   1,153,382
                                                   -------------   -------------

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


8.   Notes Payable and Advances - cotinued

     (1) The holders of the March 2006 note and vendor note have a UCC-1 lien against the Company's assets. The March 2006 note originally due on August 31, 2005 was extended by the noteholder to March 31, 2006 in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and the conversion ratio from five shares to ten shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion.

     (2) The holder of the $165,000 note converted $75,000 of the note balance into 750,000 shares of the Company's common stock in October 2005.

     (3) Westar Satellite Services was granted 100,000 warrants at an exercise Price $0.12 per share for a period of three years from November 7, 2005.

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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at December 31, 2005 and September 30, 2005.

     The (provision) benefit for income tax consist of the following:

                                December 31,   September 30,
                                    2005            2005
                               -------------   -------------
                    Current    $           0   $           0
                    Deferred               0               0
                               -------------   -------------
                               $           0   $           0
                               =============   =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2005, the Valuation Allowance increased by approximately $425,000. During the three months ended December 31, 2005, the Valuation Allowance increased by approximately $110,000.

10.  Capital Stock

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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


10.  Capital Stock - continued

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

     During the period ended  September 30, 2004, the Company  issued  4,135,441 shares of its common  stock to Bridge  Loan  Lenders who elected to convert
     $1,852,648 of bridge loans to common stock at an average  conversion  price of $.45 per share.

     During the period ended  September 30, 2005, the Company  issued  9,276,100 shares of its common  stock to Bridge  Loan  Lenders who elected to convert
     $936,922 of bridge loans to common stock at an average  conversion price of
     $.10 per share.

     In the fiscal years ended  September 30, 2004 and 2005 the Company  entered
     into  three  stock  subscription   agreements,   of  which  two  have  been
     terminated,  with three different  minority groups for a majority ownership interest in the Company's common stock. Following is a summary of the stock transactions involved in those agreements, which or more fully described in
     Note 7 - Related Party Transactions;

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


     Miles Investment Group has the right to exercise the warrants for $0.01 per share if market bid price for the Company's common stock are reached as described in Note 7 - Related Party Transactions.

     In February 2005, the Company issued 1,000,000 shares of its common stock to a bridge loan holder who converted a $200,000 bridge loan at the rate of 5 shares for each $1.00 of bridge loan.

     In September 2005, the Company issued 200,000 shares of its common stock to the noteholder of the $171,710 note payable discussed in Note 8 as part of the consideration for the noteholder agreeing to extend the note to March 31, 2006.

                     Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


10.  Capital Stock - continued

     In October 2005, a stockholder who had a note balance of %165,000 due from the Company converted $75,000 of the note into 750,000 shares of the Company's restricted common stock.

     In December 2005, the Company issued 100,000 shares of its restricted common stock for consulting services rendered to the Company, which the Company valued at $10,000.

     Warrants

     In connection with a vendor converting a payable to note payable, the Company Issued the vendor 100,000 warrants that can be exercised over a five year period at the exercise price of $.25 per share.

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

12.  Commitments and Contingencies

     Satellite Transponder Lease

     In December 2005, the Company renewed its Satellite space segment service agreement with Intelsat, Inc. for 6 MHz of satellite bandwidth on Intelsat 5 for a period of five years ending on October 31, 2010 at the rate of $17,850 per month. For the periods ended December 31, 2005 and 2004, the amounts expensed were $53,936 and $54,129, respectively.

     Future lease payments due during the term of the lease ending on October 31, 2010 will equal $36,086 and be due as follows:

                  Year ended September 30, 2006            $160,650
                  Year ended September 30, 2006            $214,200
                  Year ended September 30, 2006            $214,200
                  Year ended September 30, 2006            $214,200
                  Year ended September 30, 2006            $196,350

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     Signal Uplink Lease

     The Company renewed its Full Time Broadcast Agreement with Westar Satellite Services, LP on October 15, 2005 for a full time redundant 6 MHz digital C-band uplink service for a period of five years ending on October 31, 2010 at the rate of $8,800 per month. For periods ended December 31, 2005 and 2004 the amounts expensed for Uplink services were $26,200 and $24,000, respectively.

     Future lease payments due during the term of the lease ending on October 31, 2010 will equal $36,086 and be due as follows:

                  Year ended September 30, 2006            $ 79,200
                  Year ended September 30, 2006            $105,600
                  Year ended September 30, 2006            $105,600
                  Year ended September 30, 2006            $105,600
                  Year ended September 30, 2006            $ 96,800

     Facilities Space Lease

     The Company entered into a lease for office space on March 15, 2002 for a period of three years ending on March 31, 2005, which was terminated in March of 2004. The amount expensed on this lease for year ended September 30, 2004 was $14,000.

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2006 at the rate of $2,447 per month. For periods ended December 31, 2005 and 2004, the amount expensed for this office space lease was $7,341 and $6,990, respectively.

     The Company entered into a lease for additional space at the its corporate Headquarters facilities on April 1, 2005 for one year ending on March 31, 2006 With an option to renew for five years at 5% increase per year at the initial Rate of $4,130 per month. For the three months ended December 31, 2005 the amount expensed for this office space lease was $12,390.

     Future lease payments due during the year ended September 30, 2006 will equal $78,924 assuming that the leases are renewed at their current rate plus the 5% annual increase.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During period ended December 31, 2005 and September 30, 2005 and 2004, $50,000 and $150,000 of Mr. Moseley's annual compensation was accrued as a payable.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

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

     The Company is party to legal action pending in the United States District Court for the Central District of California, Los Angeles Division. It is styled Walter E. Morgan, Jr. vs. Urban Television Network Corporation et al. This action is subject to pending motions to dismiss which are predicated upon the following: The claims of the Plaintiff do not appear to have merit in that they should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 (as discussed above) in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit.


13.  Going Concern

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to December 31, 2005, the Company has raised additional capital of approximately $90,000 from shareholder advances.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended September 30, 2005 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2005 for a one year period.

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

Results of Operations

Urban Television Network Corporation - Historical Results for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Revenues. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months ended December 31, 2005 and 2004 were $33,034 and $100,016, respectively, an decrease of $66,891. The decrease in revenues is primarily attributable to decrease revenues from event productions and sales of program time. The Company is still in the process of implementing its revenue generation plan that includes national and local advertising sales, uplinking other parties' signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. The Company has maintained its affiliate base of approximately 70 with a household coverage of approximately 22 million.

The operations are still in the growth stages and the Company is dependent upon Working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

Cost of Operations. Costs of operations for the three months ended December 31, 2005 and 2004 were $226,390 and $298,654, respectively. The major components of cost of operations for the three months ended December 31, 2005 and 2004 were as follows:

                                             2005       2004
                                           --------   --------
     Satellite and uplink services         $102,899   $ 80,109
     Master control and production           38,035     57,300
     Programming costs                       14,938     19,600
     Affiliate relations                     27,388      6,300
     Station operating costs                   --       89,115
     Technology expenses                     43,130     46,230
                                           --------   --------
           Total Cost of Operations        $226,390   $298,654
                                           --------   --------

Certain prior year amounts have been reclassified to conform with current year presentation.


The expense for satellite, uplink services, master control and production increased by $3,525 in 2005 as compared to 2004. The Company is continuing to develop its own inhouse master control and production capabilities.

Programming costs decreased by $4,662 in 2005 as compared to 2004 primarily as the result of a decrease in the programming activities in the 2005 as compared to 2004.

Affiliate relations was a new department established in March of fiscal 2005 with Carl Olivieri, Executive Vice President, heading up the department. The $21,088 increase is primarily made up of cost of personnel in a concentrated effort to increase the number of affiliates, especially full-power affiliates and also provide better affiliate services.

Station operating costs decreased by $89,115 in 2005 as compared to 2004 primarily as the result of the Company terminating its affiliation with two low power stations (the Oklahoma City station in April 2005 and the Dallas station in July 2005).

Administration expenses of $153,238 for the three months ended December 31, 2005 decreased by $455,911 or 74.8% over the administrative expenses of $609,149 for the three months ended December 31, 2004.

Following is a comparative of the general administrative expense categories for the three months ended December 31, 2005 and 2004.

                                                     2005       2004
                                                   --------   --------
     Administrative personnel                      $ 84,500   $112,000
     Stock based compensation                        10,000    276,000
     Consulting                                       1,000     23,181
     Contract labor                                    --        2,500
     Travel, conventions                              2,629     14,094
     Legal fees                                        --       75,750
     Las Vegas office expenses                         --       25,000
     Commissions                                       --        9,550
     Accounting fees                                 10,000     10,000
     Public relations costs                             790       --
     Transfer Agent, permit fees                      2,373      6,898
     Rent expenses                                   19,559     10,457
     Internet and service bureau costs                3,085      4,912
     Supplies - digital operations                     --        6,511
     Supplies                                           387      1,048
     Payroll taxes                                    3,855       --
     Taxes -other                                     4,215       --
     Telephone                                        6,341     24,675
     Postage and shipping                             1,379      1,302
     Marketing,printing,promotions                     --          800
     Utilities                                        2,008      7,178
     Other                                            1,117      4,471
                                                   --------   --------
        TOTAL                                      $153,238   $609,149
                                                   --------   --------


The decrease in administrative cost is due primarily to the $60,000 paid to Wright Entertainment LLC in 2004 as part of the termination settlement of the Wright Entertainment LLC stock subscription agreement as set forth in the Definitive Agreement between the Company, Wright Entertainment LLC and World One Media Group, Inc. See Footnote 7 to the Financial Statements for a discussion of this transaction.

The decrease in stock based compensation is due to the Company not issuing any common stock to management and directors during the three months ended December 31, 2005. The 2004 amount is due primarily to the issuance of common stock to Lonnie Wright as part of the Definitive Agreement between the Company, Wright Entertainment LLC and World One Media Group, Inc. See Footnote 7 to the Financial Statements for a discussion of this transaction.

The decrease in consulting fees is due the Company's management performing the services that the Company has engaged outside consultants in 2004 for specific projects relating to financial and strategic planning.

The Company did not hire any outside labor for production crew on events and studio productions in the three months ended December 31, 2005.

Travel and convention expenses decreased $11,465 in 2005 primarily as the result the Company not having the Las Vegas office in 2005 which result in additional travel and office lease expenses.

Legal expenses in 2004 were the result of the Company's search for capital and minority investors. The Company did not incur any expenses for these services in the three months ended December 31, 2005.

Commissions decreased in 2005 due to the Company not having any advertising or programming revenues produced by commissioned sales people.

Transfer agent expenses decreased in 2005 as the Company did not incur any expenses related to the issuance of stock certificates for the conversion of bridge loans in the three months ended December 31, 2005.

Rent expense increased by $9,102 in 2005 due to the Company having its production facilities in 2005 that it did not have until in the three months ended December 31, 2004.

Payroll taxes in 2005 are the result of the Company converting its master control, programming and production personnel from a contract labor status to the Company's payroll in May of 2005.

Property taxes are the result of the Company establishing its own master control and uplink facilities in Arlington, Texas versus outsourcing them in previous years.

Telephone expenses decreased in 2005 versus 2004 primarily as the result of the Company's one time expenses in 2004 for the installation of its own high speed Internet lines at the Arlington offices and the installation of fiber lines to the Westar Satellite Uplink Services facilities.

Utilities expenses increased $5,170 in 2005. The increase is due to the increased leased space of approximately 6,000 square feet for programming and production.

Operating Results. We had a net operating losses of $371,738 and $836,728, for the three months ended December 31, 2005 and 2004, respectively. The decreased loss of $464,990 for 2005 was primarily attributed to the $455,911 decrease in administrative expenses, which was primarily attributable to decreases in the following expense categories;

         Administrative personnel        $ 27,500
         Stock based compensation        $276,000
         Legal expense                   $ 75,000
         Las Vegas offices               $ 25,000


Earnings Per Share of Common Stock. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.00 and $0.01 for the three months ended December 31, 2005 and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $18,803,731 from the inception of the Company through December 31, 2005.

Current liabilities at December 31, 2005 were $2,088,435 which exceeded current assets of $10,848 by $2,077,587. The Company's cash position at December 31, 2005 was $1,586, a decrease of $38,783 from the position at September 30, 2005. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Notes payable and advances increased from $1,153,382 at September 30,2005 to $1,219,393 at December 31, 2005. This increase of $66,011 is the result of of $141,000 increase in loans and the conversion of $75,000 into common stock by a stockholder. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

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

We had net losses $371,738 and $836,728 for the three months ended December 31, 2005 and 2004, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network's affiliate base with full power stations and begin to with advertising agencies to contract for advertising and sponsorship revenues with the aid of the recent agreement with Nielsen Media Research, which will allow the Company to show advertisers viewer rating results. We currently anticipate that cash proceeds from the liquidation of its coal reserves, advertising revenues, and cash proceeds from financings and equity sales will be sufficient to satisfy our operating expenses by the end of fiscal 2006. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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

For a more detailed discussion as to the risks related to Urban Television Network Corporation, our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on January 13, 2006.

Financing activities for the three months ended December 31, 2005 include:

     1) Issuance of 100,000 shares of common stock in lieu of cash payments totaling $10,000 for consulting services and 750,000 shares of common stock for the conversion of $75,000 of a note payable to a stockholder.

     2) The Company received $39,500 cash as payment on the Miles Investment Group LLC subscription agreement as discussed in Footnote 7 to the Financial Statements and in Item 2 of this Quarterly Report.

     3) Shareholders increased their loans to the by the company by $77,000.

     4) On November 7, 2005, Company converted $63,511 owed to Westar Satellite Services for satellite uplink services to a note payable on April 30, 2006. Westar was issued 100,000 warrants exercisable at the $.25 per shares.

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


Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with generally accepted accounting principles. Note 2 of the Notes describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Other Events

None

Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party to legal action pending in the United States District Court for the Central District of California, Los Angeles Division. It is styled Walter E. Morgan, Jr. vs. Urban Television Network Corporation et al. This action is subject to pending motions to dismiss which are predicated upon the following: The claims of the Plaintiff do not appear to have merit in that they should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 (as discussed above) in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit.

The Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

The Company is party to legal action pending in the United States District Court for the Northern District of Texas. The Company has been served with a summons in a civil case styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation. The Receiver has filed complaint against the Company to recover advances to the Company in the amount of $665,000.

The Company has recorded these advances as a liability on its financial statements believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2006 the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

On October 16, 2005, we issued Wright Entertainment LLC 750,000 shares in lieu of payments $75,000 on the Company's note payable to Wright Entertainment LLC.

On December 23, 2005, the Company issued 100,000 shares of its common stock for business consulting services relating to the growth of the company's affiliate base and addition of programming to the company's program schedule. The shares were valued at $10,000 by the Company.

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

Dated: February 14, 2006

Urban Television Network Corporation


By: /s/ Jacob R. Miles III                   By: /s/ Randy Moseley
   -------------------------------           -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO