Form 10QSB
period 2006-03-31
URBAN TELEVISION NETWORK CORP
filed 2006-05-12
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2006


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


     144,557,277 shares of common stock, $0.0001 par value, as of March 31, 2006
     ---------------------------------------------------------------------------

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



Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................19



Item 3.  Controls and Procedures..............................................29




PART II. OTHER INFORMATION



Item 1.   Legal Proceedings...................................................30



Item 2.   Changes in Securities and Use of Proceeds...........................30



Item 3.   Defaults upon Senior Securities.....................................31



Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................31



Item 5.   Other Information...................................................31



Item 6.   Exhibits and Reports on Form 8-K....................................31






Signatures....................................................................31

                         URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB




PART I-FINANCIAL INFORMATION



Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2006 The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2006, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                            March 31,      September 30,
                                                                               2006             2005
                                                                           (Unaudited)       (Audited)
                                                                          -------------    -------------
                                     Assets
Currents assets
  Cash and cash equivalents                                               $       3,353    $      40,369
  Accounts receivable                                                             8,765           11,572
                                                                          -------------    -------------
             Total current assets                                                12,118           51,941
                                                                          -------------    -------------
Furniture, fixtures and equipment, net                                           68,822           97,520
                                                                          -------------    -------------

Other assets
   Coal reserves                                                              4,600,000        4,600,000
   Network assets, net                                                           50,562           63,082
   Deposits                                                                        --              3,600
  Organizational costs                                                              360              360
                                                                          -------------    -------------
             Total other assets                                               4,650,922    $   4,667,042
                                                                          -------------    -------------
             Total assets                                                 $   4,731,862    $   4,816,503
                                                                          -------------    -------------


                      Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                        $     561,857    $     403,192
  Due to stockholders                                                           112,908          151,015
  Notes payable to stockholders                                                 429,005          337,367
  Notes payable to vendor                                                        63,511             --
  Advances                                                                      665,000          665,000
  Accrued compensation                                                          531,575          341,760
  Accrued interest payable                                                        8,135            4,565
                                                                          -------------    -------------
             Total current liabilities                                        2,371,991        1,902,899


Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued
    100,000 outstanding at March 31, 2006 and September 30, 2005                100,000          100,000
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    144,557,277 and 135,461,277 outstanding at March 31, 2006 and
    September 30, 2005, respectively                                             14,456           13,546
  Additional paid-in capital                                                 28,264,061       27,922,051
  Stock subscriptions receivable                                             (6,650,500)      (6,690,000)
  Retained earnings (deficit)                                               (19,368,146)     (18,431,993)
                                                                          -------------    -------------
             Total stockholders' equity                                       2,359,871        2,913,604
                                                                          -------------    -------------

Total liabilities and stockholders' equity                                $   4,731,862    $   4,816,503
                                                                          -------------    -------------



                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
                For the six months ended March 31, 2006 and 2005

                                   (UNAUDITED)


                                     Three months ended March 31,       Six months ended March 31,
                                         2006             2005             2006             2005
                                    -------------    -------------    -------------    -------------

Revenues                            $      26,992    $      70,117    $      60,027    $     170,133
                                    -------------    -------------    -------------    -------------

Expenses:

  Satellite and uplink services            96,003           80,109          198,902          160,218
  Master control and production            47,279           64,334           85,314          119,734
  Station operating costs                    --             94,909             --            184,024
  Affiliate Relations                       4,160            8,400           31,548           15,200
  Programming                               4,684           27,782           19,622           48,782
  Technology expenses                      53,784           38,055           96,914           94,035
  Administration                          356,121        1,034,129          509,359        1,633,528
  Depreciation and amortization            20,609           22,938           41,218           45,875
                                    -------------    -------------    -------------    -------------
Total expenses                            582,640        1,370,656          982,877        2,301,396
                                    -------------    -------------    -------------    -------------
Income (loss) from operations            (555,648)      (1,300,539)        (922,850)      (2,131,263)

Other (income) expense
  Interest income                            --               --               --                  3
  Interest (expense)                       (8,767)          (6,007)         (13,303)         (12,014)
                                    -------------    -------------    -------------    -------------

Net loss                            $    (564,415)   $  (1,306,546)   $    (936,153)   $  (2,143,274)
                                    -------------    -------------    -------------    -------------


Earnings per share:
   Net (loss)                       $        (.01)   $       (0.01)   $       (0.01)   $       (0.02)

Weighted average number of common
  shares outstanding                  137,121,277      101,170,716      137,121,277      101,170,716





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Cash Flows
                For the six months ended March 31, 2006 and 2005
                                   (UNAUDITED)

                                                    Three months ended March 31,     Six months ended March 31,
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Operating Activities
Net (loss)                                          $   (564,415)   $ (1,306,546)   $   (936,153)   $ (2,143,274)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         20,609          22,938          41,218          45,875
    Common stock issued for services                     172,920         578,000         182,920         872,000
Changes in operating assets and liabilities:
  Accounts receivable                                        497          (3,820)          2,807           7,095
  Prepaid expense                                          3,600          (3,600)          3,600          (3,600)
  Accounts payable                                       118,953         (12,037)        158,665          14,452
  Advances                                                  --           265,000            --           265,000
  Accrued interest expense                                 7,322           1,007           3,570          (1,986)
  Accrued compensation                                   106,250          55,000         189,815          81,000
  Deferred revenue                                          --           (24,750)           --           (49,500)
                                                    ------------    ------------    ------------    ------------

Net cash provided by operating activities               (134,264)       (428,808)       (353,558)       (912,938)
                                                    ------------    ------------    ------------    ------------
Investing Activities

 Capital expenditures                                       --            (1,666)           --            (1,666)
                                                    ------------    ------------    ------------    ------------
Net cash (used in) investing activities                     --            (1,666)           --            (1,666)
                                                    ------------    ------------    ------------    ------------

Financing Activities
Proceeds from common stock sales                            --              --              --           100,000
Proceeds from bridge loans                                  --              --              --           508,541
Proceeds from loans and notes payable                    150,753         240,000         300,764         240,000
Payments on loans and notes payable                      (14,722)        (45,000)        (23,722)        (47,000)
Collection on subscription receivable                       --           300,000          39,500         300,000
                                                    ------------    ------------    ------------    ------------

Net cash provided by financing activities                136,031         495,000         316,542       1,101,541
                                                    ------------    ------------    ------------    ------------


Increase (decrease) in cash                                1,767          64,526         (37,016)        186,937

Cash at beginning of period                                1,586         131,406          40,369           8,995
                                                    ------------    ------------    ------------    ------------
Cash at end of period                               $      3,353    $    195,932    $      3,353    $    195,932
                                                    ------------    ------------    ------------    ------------



Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $      1,445    $      5,000    $      6,953    $     14,000
    Income taxes                                    $       --      $       --      $       --      $       --
  Non-cash transactions:
    Common stock issued for services                $    172,920    $    578,000    $    182,920    $    872,000
    Common stock issued for note conversions        $     85,000    $       --      $    160,000    $       --



                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005, which was filed January 13, 2006. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of March 31, 2006 and the results of its Operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2006.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


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

     Concentration of Credit Risk

     The Company maintains cash in excess of federally insured limits. The amount in excess at March 31, 2006 was $0.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the six months ended March 31, 2006 and 2005.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


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


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At March 31, 2006, an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $138,806 and the amortization for the six months ended March 31, 2006 and 2005 was $12,520 and $19,563, respectively.

     Future amortization of the Network assets at March 31, 2006 will be $50,562 and on an annual basis be as follows:

                Year ended September 30, 2006              $12,520
                Year ended September 30, 2007              $25,040
                Year ended September 30, 2008              $13,002


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


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

6.   Property, Plant and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                         Range of
                                         Lives in       March 31,     September 30,
                                          Years           2006             2005
                                        ---------    -------------    -------------
      Master Control, Editing Equipment       3-5    $      84,074    $      84,074
      Studio and Production Equipment         3-5           60,500           60,500
      Production Van                            5           45,000           45,000
      Affiliated Receiver Equipment             5           20,247           20,247
                                                     -------------    -------------
                                                           209,821          209,821
      Less: Accumulated Depreciation                      (140,999)        (112,301)
                                                     -------------    -------------
                                                     $      68,822    $      97,520
                                                     =============    =============

     The Company acquired equipment totaling $-0- and $1,666 during the six months ended March 31, 2006 and 2005, respectively. Total depreciation expense for the six months ended March 31, 2006 and 2005 was $28,698 and $26,312, respectively.

7    Related Party Transactions

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

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the six months ended March 31, 2006 and 2005, the total expense paid out for these services was $96,914 and $84,285, respectively.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


7    Related Party Transactions - continued

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 and the remaining $2,200 was repaid during the year ended September 30, 2005.

     The Company executed an interest bearing note with a shareholder of the Company during the year ended September 30, 2004 to pay operating expenses. During the year ended September 30, 2004 the amounts loaned totaled $400,000. In September 2005, $228,290 of this note was converted to 2,282,900 shares of common stock by the noteholder and the remaining balance of $171,710 was extended to March 31, 2006 and the balance at March 31, 2006 had increased to $191,005. See Note 8 disclosure of terms, interest rate and conversion privileges.

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

     All the shares were pledged as collateral for the promissory note and were physically held by the Company. Additionally, World One was to be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrants) shares of common stock that were exercisable for $.01 per share at any time after the Company's stock price maintained a $10 bid price for 20 consecutive trading days.

     On July 26, 2005, the Board of Directors voted to (1) terminate the stock subscription agreement with Dove Media Group, Inc. (formerly known as World One Media Group, Inc.) due to its nonpayment of required installment payments, (2) cancel the 70,000,000 shares issued and held by the Company as security on the stock subscription agreement and the 30,000,000 warrants, (3) reissue 2,500,000 shares to Dove Media Group, Inc. for $250,000 that it paid towards the stock subscription Agreement and (4) cancel the 5,000,000 shares that had been authorized for Dr. Ajibike Akinkoye for services to be rendered.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


7    Related Party Transactions - continued

     On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement calls for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company has deferred payments on the stock subscription agreement until June 30, 2006, in consideration for Miles Investment Group LLC bringing the coal reserves deal to the Company. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, Miles Investment Group, LLC will be issued warrants for 30,000,000 shares of restricted common stock that can be exercised for $.01 per share on the following basis: (1) three million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $1.50 price for 10 consecutive trading days, (2) seven million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $3.00 price for 10 consecutive trading days,(3) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $5.00 price for 10 consecutive trading days and
     (4) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $6.00 price for 10 consecutive trading days.

8.   Notes Payable and Advances
                                                      March 31,    September 30,
                                                        2006            2005
                                                   -------------   -------------
     Notes payable to stockholders at 6%
        interest payable on September 30, 2004     $        --     $         657
     Note payable to stockholder at 6%
        interest payable March 31, 2006 (1)              191,005         171,710
     Note payable to stockholders at 6%
        due upon sale of coal reserves                   148,000            --
     Note payable to stockholder at no
        interest payable $15,000 per month,
        on 15th of month, final payment
        due April 15, 2006 (2)                            90,000         165,000
     Note payable to vendor at 12% interest
        payable on April 30, 2006 (3)                     63,511            --
     Advances from shareholders (4)                      112,908         151,015
     Advances from a non-related party that
        is currently being claimed by Receiver (5)       665,000         665,000
                                                   -------------   -------------
                                                   $   1,270,424   $   1,153,382


     (1) The holders of the March 2006 note and vendor note have a UCC-1 lien against the Company's assets. The March 2006 note originally due on August 31, 2005 was extended by the noteholder to March 31, 2006 in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and the conversion ratio from five shares to ten shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion. The noteholder and the Company have agreed to come to terms on an extension of this note.

     (2) The holder of the $165,000 note converted $75,000 of the note balance into 750,000 shares of the Company's common stock in October 2005.

     (3) Westar Satellite Services was granted 100,000 warrants at an exercise price $0.12 per share for a period of three years from November 7, 2005.

     (4) The advances from shareholders are due on demand and do not bear interest.

     (5) See Note 12 - Commitments and Contingencies for a discussion of this liability.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)

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


     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at March 31, 2006 and 2005.

     The (provision) benefit for income tax consist of the following:

                                March 31,          September 30,
                                  2006                  2005
                             -------------         -------------
                Current      $           0         $           0
                Deferred                 0                     0
                             -------------         -------------
                             $           0         $           0
                             =============         =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2005, the Valuation Allowance increased by approximately $425,000. During the six months ended March 31, 2006, the Valuation Allowance increased by approximately $900,000.

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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


10.  Capital Stock - continued

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

     In February 2006, the Company issued 750,000 shares of its restricted common stock to management for services rendered, which the Company valued at $22,500.

     In March 2006, the Company issued 4,000,000 shares of its restricted common stock to management and the board of directors for services rendered, which the Company valued at $120,000.

     In March 2006, the Company issued 809,000 shares of its restricted common stock to consultants for services rendered, which the Company valued at $24,270.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


10. Capital Stock - continued

     In March 2006, the Company issued 205,000 shares of its restricted common Stock to employees for services rendered, which the Company valued at $6,150.

     In March 2006, the Company issued 2,482,000 of its restricted common stock to lenders who elected to convert $85,000 of loans to the Company's common Stock.


     Warrants

     In connection with a vendor converting a payable to note payable, the Company Issued the vendor 100,000 warrants that can be exercised over a five year period at the exercise price of $.25 per share.

     The Company issued management 950,000 warrants in March 2006 which are vested immediately and exercisable at $0.05 per shares on or before December 31, 2007 in return for loans made to the Company for operating expenses. The Company has not recognized any expense related to these warrants as the market price of the Company's stock at issuance was equal to the exercise price.

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

12.  Commitments and Contingencies

     Satellite Transponder Lease

     In December 2005, the Company renewed its Satellite space segment service agreement with Intelsat, Inc. for 6 MHz of satellite bandwidth on Intelsat 5 for a period of five years ending on October 31, 2010 at the rate of $17,850 per month. For the periods ended March 31, 2006 and 2005, the amounts expensed were $107,179 and $108,258, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     Future lease payments due during the term of the lease ending on October 31, 2010 will equal $946,050 and be due as follows:

                  Year ended September 30, 2006            $107,100
                  Year ended September 30, 2007            $214,200
                  Year ended September 30, 2008            $214,200
                  Year ended September 30, 2009            $214,200
                  Year ended September 30, 2010            $196,350

     Signal Uplink Lease

     The Company renewed its Full Time Broadcast Agreement with Westar Satellite Services, LP on October 15, 2005 for a full time redundant 6 MHz digital C-band uplink service for a period of five years ending on October 31, 2010 at the rate of $8,800 per month. For periods ended March 31, 2006 and 2005 the amounts expensed for Uplink services were $26,400 and $25,800, respectively.

     Future lease payments due during the term of the lease ending on October 31, 2010 will equal $466,400 and be due as follows:

                  Year ended September 30, 2006            $ 52,800
                  Year ended September 30, 2007            $105,600
                  Year ended September 30, 2008            $105,600
                  Year ended September 30, 2009            $105,600
                  Year ended September 30, 2010            $ 96,800

     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2006 at the rate of $2,447 per month. For periods ended March 31, 2006 and 2005, the amount expensed for this office space lease was $14,682 and $13,980, respectively.

     The Company entered into a lease for additional space at the its corporate Headquarters facilities on April 1, 2005 for one year ending on March 31, 2006 With an option to renew for five years at 5% increase per year at the initial Rate of $4,130 per month. For the six month period ended March 31, 2006 the amount expensed for this office space lease was $24,780. The Company exercised its option to terminate this lease on its March 31, 2006 Anniversary date.

     Future lease payments due during the year ended September 30, 2006 will equal $14,682 assuming that the leases are renewed at their current rate plus the 5% annual increase.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the period ended March 31, 2006, $50,000 of Mr. Moseley's annual compensation was accrued as a payable. At March 31, 2006, a total of $376,000 in compensation was accrued as a payable to Mr. Moseley.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. During the period ended March 31, 2006, $56,250 of Mr. Miles' annual compensation was accrued as a payable. At March 31, 2006, a total of $121,750 in compensation was accrued as a Payable to Mr. Miles.

     Legal Matters

     The Company's motion to dismiss was granted on February 23, 2006 by the United States District Court, Central District of California, Los Angeles Division In a legal action styled Walter E. Morgan, Jr. vs. Urban Television Network Corporation et al. The Company claimed that the Plaintiff claims should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 in June 2204 in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit. The Company has made the decision not to record the default judgment as an asset until at such time as it is confident that asset value can be recovered from the defendants.

     The Company is party to legal action pending in the United States District Court for the Northern District of Texas. The Company has been served with a summons in a civil case styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation. The Receiver has filed complaint against the Company to recover advances in the amount of $665,000 to the Company by Mega Fund Corporation on behalf of Dove Media Group, Inc. related to its stock subscription agreement.

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to March 31, 2006, the Company has raised additional capital of approximately $21,000 from shareholder advances.

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

On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, World One was to be issued warrants for 30,000,000 (reduced by mutual agreement from the original 80,000,000 warrants) shares of common stock that can be exercised for $.01 per share at any time after the Company's stock price maintained a $10 bid price for 20 consecutive trading days.

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

On July 26, 2005, the Board of Directors voted to (1) terminate the stock subscription agreement with Dove Media Group, Inc. (formerly known as World One Media Group, Inc.)due to its nonpayment of required installment payments, (2) cancel the 70,000,000 shares issued and held by the Company as security on the stock subscription agreement, (3) reissue 2,500,000 shares to Dove Media Group, Inc. for $250,000 that it paid towards the stock subscription Agreement and (4) cancel the 5,000,000 shares that had been authorized for Dr. Ajibike Akinkoye for services to be rendered.

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

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2005 for a one year period. On January 31, 2006, the Company renewed its certification with the Dallas/Fort Worth Minority Business Council, Inc. for a one year period ending January 31, 2007.

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

Revenues

The Company's business plan includes multiple sources of revenues that are now available to companies that have the ability to reach viewers through television, the Internet and wireless devices that are delivering programming and messages viewers that have access to these sources. Following is a discussion of these revenue sources;

         1. Advertising spots and programming time on our network and local stations. Our revenues are affected primarily by the advertising rates that we are able to charge for national advertising commercials on the Urban TV network and local spots that the Company may obtain on local stations, as well as the overall demand for African-American and English-speaking Hispanic television advertising time by advertisers.

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

         Currently most of our network advertising is being sold to direct response and per inquiry advertisers. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

         We will market our advertising time on the Urban Television network to:

         o Advertising agencies and independent advertisers. We market commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time.

                  To measure the size of a viewing audience, networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. We have executed an agreement with Nielsen Media Research To measure the viewing audience of certain of our programs that are Aired in the must carry programming on our affiliate network. This Agreement will allow us to approach the larger advertising agencies. Currently, a number of Urban Television's affiliate stations are located in the smaller market areas of the country, which is also not as desirable to the larger advertising clients. Our goal is to enter into affiliate agreements full-power television stations located in the top demographic market areas do not have the ability to obtain Nielsen ratings for their individual station. Urban Television believes that it can offer these stations a proposal that will give them the benefit of Nielsen ratings on a local basis while giving the UATV Network the ability to cumulate local ratings into a national rating for its national advertisers.

         o Affiliate Stations. In exchange for providing programming and advertising time to our affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. As mentioned above, our goal is to move our network from its predominate low-power station affiliates to a full-power affiliate base. The basic plan would continue to share to advertising time in return for providing the programming. By aggregating a number of the affiliate stations and accumulating a large household coverage base, Urban Television will be able to sell its national advertising spots for the best rate possible.

         o Program Owners: In exchange for licensing rights to select programming, the program owner retains a portion (usually half) of the available advertising time in each program and we as the network get the other half of the available advertising time in each program. The program owner is then able to sell the advertising time he retains to outside agencies and corporate advertisers. We obtain programming by contracting with program owners at the annual National Association of Television Program Executives convention and by contracting with program owners who during the year are looking for distribution sources. In the future, to acquire certain exclusive, original or first-run usage and licenses for programming, we may be required to incur upfront programming expenses.


         2. Syndication: The Company also plans to become a leading syndicator to independent stations outside the Urban Television Network and advertising agencies of television programming targeting African-American, English-speaking Hispanics, and Asian urban households. The Company's long-term strategic objective is to be the dominant integrated urban media company; developing, producing, and distributing entertainment content in the television and other media channels that target the wide audience of consumers who enjoy urban entertainment content, including African-Americans, English-speaking Hispanics, Asian, suburban and urban consumers. The Company believes that it is well positioned to achieve this objective, given the strength of its management leadership, operating discipline, long-standing relationships, product mix, and executional capabilities.

         The size of the syndication television market is currently estimated to be $2.6 billion. (1) African-American households represent 13,171,160 of the total household universe of 109,600,000 or roughly 12%.(2) The value of Company's market segment, focused on African-American household television advertising dollars, is thus conservatively estimated by the Company at $312 million, representing 12% of the aforementioned $2.6 billion in advertising sales in broadcast syndication. The Company believes that a similar size market is on the horizon for English speaking Hispanic-Americans. According to HispanIntelligence,(3) a national media organization focused on Hispanic advertising, the overall size of the market for advertising directed to Hispanics is $2.8 billion per year. Ninety percent (90%) of these dollars are dedicated to Spanish-language programming, leaving the size of the English speaking market at 10%, or approximately $279 million per year. However, 52% of Hispanics surveyed by HispanIntelligence, with the results reported in the same publication, indicated that they prefer English as the communication medium for advertisements across a broad base of programming, including the Internet. Thus, HMG believes that this segment is poised to experience explosive growth in the near future.

         3. Multi-Platform Strategy in Wireless and other Digital Applications

         After over five years of operation of the Urban Television Network, the Company believes that it is solidly positioned with seasoned management experience to translate its leadership into a diversified multi-platform distribution media company generating multiple cash flow streams from produced and acquired urban focused content. The Company believes that this platform would extend the Company's offerings to its targeted urban consumers by enabling those consumers to access UATV content through alternative distribution channels. To achieve this end, the Company intends to expand its distribution to other media platforms such as cable television, video-on-demand ("VOD"), wireless, broadband internet, internet protocol TV ("IPTV"), home video, personal digital appliances ("PDA's), cellular phones utilizing G-3 broadband streaming infrastructure, and like digital and wireless applications now known and hereinafter conceived and/or invented. The Company intends to create equity value by monetizing cost-efficiently produced content across multiple distribution channels generating multiple revenue streams, while building a library of content assets that will have annuity value.

-----------------
(1) Television Week, March 7, 2006, p. 30, citing to data provided by Syndicated National Television Association.
(2) Black and Hispanic DMA Market Demographic Rank, Nielsen Media Research, September 2004, p. 40.
(3) Volume 4, #68, April 27, 2004.

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


Results of Operations

Urban Television Network Corporation - Historical Results for the three month and six month periods ended March 31, 2006 and 2005.

REVENUES. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months and six months ended March 31, 2006 were $26,992 and $60,027 compared to $70,117 and $170,133 for the three months and six month periods ended March 31, 2005. The decrease in revenues is primarily attributable to decrease revenues from event productions and sales of program time. The Company is still in the process of implementing its revenue generation plan that includes national and local advertising sales, uplinking other parties' signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. The Company has maintained its affiliate base of approximately 70 with a household coverage of approximately 22 million.

The operations are still in the growth stages and the Company is dependent upon Working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended March 31, 2006 and 2005 the Company had operating cost of $205,910 and $313,589, respectively. For the six months ended March 31, 2006 and 2005, the Company had operating cost of $432,300 and $621,993, respectively. The major components of cost of operations for the three month and six month periods ended March 31, 2006 and 2005 were as follows:

                                        Three months ended     Six months ended
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------

Satellite and uplink services          $ 96,003   $ 80,109   $198,902   $160,218
Master control and production            47,279     64,334     85,314    119,734
Affiliate relations                       4,160      8,400     31,548     15,200
Programming cost                          4,684     27,782     19,622     48,782
Operations of stations                     --       94,909       --      184,024
Technology expenses                      53,784     38,055     96,914     94,035
                                       --------   --------   --------   --------
   Total                               $205,910   $313,589   $432,300   $621,993
                                       --------   --------   --------   --------


The cost of satellite and uplink services increased by $15,894 in the three months ended March 31, 2006 as compared to 2005 primarily as the result of the Company's cost of uplink increasing on its annual renewal with Westar Satellite Services.

The cost of satellite and uplink services increased by $38,684 during the six months ended March 31, 2006 as compared to 2005 primarily as the result of the Company's cost of uplink services increasing on its annual renewal with Westar Satellite Services.

The cost of master control and production decreased by $17,055 and $34,420 for the three and six month periods ending March 31, 2006 and 2005, respectively, primarily as the result reduction in production costs.

Affiliate relations costs increased by $16,348 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005 primarily as the result of adding additional personnel to manage the networks television affiliates.

Programming costs decreased by $23,098 and $29,160 for the three and six month periods ending March 31, 2006, respectively, primarily as the result reduction in programming personnel during the 2006 periods.

The costs of operations for stations decreased by $94,909 and $184,024 for the three and six month periods ending March 31, 2006, respectively, primarily as the result of the Company canceling its station management agreements for stations in Dallas and Oklahoma City in fiscal year 2005.

The technology expenses increased by $15,729 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to increased technology consulting services incurred by the Company.

Administration expenses of $356,121 for the three months ended March 31, 2006 decreased by $678,008 or 66% from the administrative expenses of $1,034,129 for the three months ended March 31, 2005.

Administration expenses of $509,359 for the six months ended March 31, 2006 decreased by $1,124,169 or 69% from the administrative expenses of $1,633,528 for the six months ended March 2005.

Following is a comparative of the major expense categories for the three month and six month periods ending March 31, 2006 and 2005.

                                 Three months ended         Six months ended
                               -----------------------   -----------------------
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------


Administrative management      $  127,750   $   90,500   $  212,250   $  142,500
Stock based compensation          132,500      520,000      142,500      696,000
Consulting                         10,000        5,000       11,000       28,189
Nielsen Market Research            10,109         --         10,109         --
Payroll taxes                       4,285         --          8,140         --
Property taxes                       --           --          4,215         --
Las Vegas office                     --        287,500         --        473,129
Commissions                          --          8,066         --         12,229
Travel, conventions                 8,868        8,399       15,497       22,493
Legal fees                           --         49,784         --        125,534
Accounting fees                       137        2,000       10,137       10,000
Public relations costs              2,120        2,460        2,910        2,460
Transfer Agent, permit fees         2,713        9,245        5,086       16,143
Rent and utilities expense         22,717       10,387       44,284       20,844
Internet costs                      4,390        2,447        7,475        7,359
Supplies - digital operations        --         14,713         --         21,224
Supplies                            3,941        2,745        4,328        3,793
Telephone                          11,045        7,664       17,386       32,339
Postage and shipping                2,150        2,803        3,529        4,105
Marketing,printing,promotions        --          4,131         --          4,931
Other                              13,396        6,285       10,513       10,256
                               ----------   ----------   ----------   ----------
          TOTAL                $  356,121   $1,034,129   $  509,359   $1,633,528
                               ----------   ----------   ----------   ----------


The increase in administrative management expense for the three months and six Months ended March 31, 2006 as compared to the same periods for 2005 is due to the Company adding a salaried President and Chief Executive Officer in the three and six months period ended March 31, 2006 that was not there in the same periods ended March 31, 2005.

Stock based compensation decreased for the three and six months periods ended March 31, 2006 as compared to the same periods for 2005 primarily due to a decrease in the number shares being issued to management and board members.

The decreases in consulting fees of $17,189 for the six months ended March 31, 2006 as compared to the same period for 2005, is due the Company replacing consultants with additional management personnel.

The Nielsen Market Research expenses increased by $10,109 for the three and six month periods ended March 31, 2006 as compared to the same periods for 2005 as the result of the Company's contract with Nielsen beginning January 1, 2006.

Payroll taxes increased by $4,285 and $8,140 for the three and six months periods ended March 31, 2006 as compared to the same periods for 2005 as the result of the Company converting its master control, programming and production personnel from a contract labor status to the Company's payroll in May of 2005.

Property taxes for the six months ended March 31,2006 are the result of the Company establishing its own master control and uplink facilities in Arlington, Texas versus outsourcing them in previous years.

The decreases in expenses associated with the Las Vegas office is due to the costs in the three and six months ended March 31,2005 periods associated with the resignation and termination of the stock subscription agreement by Lonnie G. Wright and Wright Entertainment LLC. These direct expenses were $287,500 for the three months ended March 31, 2005 and $473,129 for the six months ended March 31, 2005. The $473,129 is made up of $307,500 in cash and note payable, $140,000 value assigned to 1,200,000 shares of common stock issued to Wright Entertainment LLC and $25,629 for office rent and telephones.

Commissions decreased in the three and six months periods ended March 31, 2006 due to the not having any advertising or programming revenues produced by commissioned sales people during these periods.

The decreases in travel and conventions for the six months ended March 31, 2006 as compared to the same period in 2005 is related to the Company's reduced travel related cost associated with the minority ownership no longer being located in Las Vegas, Nevada.

Legal expenses in the 2005 periods were related to the Company's search for capital and minority investors and with the continued legal requirements regarding the permanent injunction obtained by the Company against Walter E. Morgan, Jr. and his appeals.

Transfer agent expenses decreased in the three and six months periods ended March 31, 2006 as compared to the same periods in 2005 due primarily to the Company not incurring the expenses for issuance of stock certificates for the conversion of bridge loans that were incurred in 2005.

The increase in Rent and utilities expense by $12,330 and $23,440 for the three and six months periods ended March 31, 2006 as compared to the same period for 2005 was due primarily to the Company having additional space for production facilities in the 2006 periods that it did not have in the 2005 periods.

The decrease in supplies - digital operations for the three and six month periods ended March 31, 2006 is due the Company having completed its conversion from a tape format to digital format in the 2005 periods.

Telephone expense decreased by $14,953 for the six months ended March 31, 2006 as compared to the same period in 2005 primarily as the result of the one time expense of $14,500 in 2005 period for the installation of the Company's own high speed Internet lines at its Arlington offices and the installation of fiber lines to the Westar Satellite Uplink Services facilities in DeSoto, Texas.

Operating Results:

Operating Results. We had a net operating losses of $555,648 and $1,300,539, for the three months ended March 31, 2006 and 2005, respectively. The decreased loss of $744,891 for 2006 was primarily attributed to the $678,008 decrease in administrative expenses, which was primarily attributable to decreases in the following expense categories;

         Stock based compensation        $387,500
         Legal expense                   $ 49,784
         Las Vegas offices               $287,500

The Company had operating losses for the six months ended March 31, 2006 and 2005 of $922,850 and $2,131,263, respectively. The decreased loss of $1,208,413 for 2006 was primarily attributed to the $1,124,169 decrease in administrative expenses, which was primarily attributable to decreases in the following expense categories;

         Stock based compensation        $553,500
         Legal expense                   $125,534
         Las Vegas offices               $473,129



EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $0.01 for the three months March 31, 2006 and 2005, respectively. The basic and diluted net loss per share of common stock was $0.01 and $0.02 for the six months March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $19,368,146 from the inception of the Company through March 31, 2006.

Current liabilities at March 31, 2006 were $2,371,991 which exceeded current assets of $12,118 by $2,359,873. The Company's cash position at March 31, 2006 was $3,353, a decrease of 37,016 from the position at September 30, 2005. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

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

We had net losses $564,415 and $1,306,546 for the three months ended March 31, 2006 and 2005, respectively and $ 936,153 and $2,143,274 for the six months ended March, 31 2006 and 2005, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American and English speaking Hispanic format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2006. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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

Financing activities for the three months ended March 31, 2006 include:

         1) Shareholders loaned the Company $150,753 for operating expenses.

         2) Issuance of common stock in lieu of cash payments totaling $172,920 for management and consulting services.

         3) Lenders converted $85,000 of loans to 2,482,000 shares of the restricted common stock of the Company.

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


Other Events

   None


Item 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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


PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The Company's motion to dismiss was granted on February 23, 2006 by the United States District Court, Central District of California, Los Angeles Division in a legal action styled Walter E. Morgan, Jr. vs. Urban Television Network Corporation et al. The Company claimed that the Plaintiff claims should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 (as discussed above) in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit.

The Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

The Company is party to legal action pending in the United States District Court for the Northern District of Texas. The Company has been served with a summons in a civil case styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation. The Receiver has filed complaint against the Company to recover advances in the amount of $665,000 to the Company by Mega Fund Corporation on behalf of Dove Media related to its stock subscription agreement.

The Company has recorded these advances as a liability on its financial statements believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ending March 31, 2006, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

In February 2006, the Company issued 750,000 shares of its restricted common stock to management for services rendered, which the Company valued at $22,500.

In March 2006, the Company issued 4,000,000 shares of its restricted common stock to management and the board of directors for services rendered, which the Company valued at $120,000.

In March 2006, the Company issued 809,000 shares of its restricted common stock to consultants for services rendered, which the Company valued at $24,270.

In March 2006, the Company issued 205,000 shares of its restricted common stock To employees for services rendered, which the Company valued at $6,150.

In March 2006, the Company issued 2,482,000 of its restricted common stock to lenders who elected to convert $85,000 of loans to the Company's common Stock.

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

10.01          Employment Agreement with Jacob R. Miles III

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

Dated: May 13, 2006

Urban Television Network Corporation


By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO