Form 10QSB
period 2006-06-30
URBAN TELEVISION NETWORK CORP
filed 2006-08-15
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2006


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
         -------------------------------------------- -----------------
               (Address of principal executive offices) (Zip Code)



                  Issuer's telephone number, ( 817 ) 303 - 7449
                                             ------- ---   ----

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---  ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:


     77,822,277 shares of common stock, $0.0001 par value, as of June 30, 2006
     -------------------------------------------------------------------------

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



Item 3.   Controls and Procedures.............................................29




PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings...................................................30



Item 2.   Changes in Securities and Use of Proceeds...........................30



Item 3.   Defaults upon Senior Securities.....................................31



Item 4.   Submission of Matters to a Vote
            of Security Holders...............................................31



Item 5.   Other Information...................................................31



Item 6.   Exhibits and Reports on Form 8-K....................................31






Signatures....................................................................31

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2006 the financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2006, follow.


                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION

                           Consolidated Balance Sheet

                                                                       June 30,       September 30,
                                                                         2006             2005
                                                                      (Unaudited)       (Audited)
                                                                     -------------    -------------
                                     Assets
Currents assets
  Cash and cash equivalents                                          $       9,234    $      40,369
  Accounts receivable                                                         --             11,572
                                                                     -------------    -------------
             Total current assets                                            9,234           51,941
                                                                     -------------    -------------
Furniture, fixtures and equipment, net                                      54,473           97,520
                                                                     -------------    -------------

Other assets
   Coal reserves                                                         4,600,000        4,600,000
   Network assets, net                                                      44,302           63,082
   Deposits                                                                   --              3,600
  Organizational costs                                                         360              360
                                                                     -------------    -------------
             Total other assets                                          4,644,662    $   4,667,042
                                                                     -------------    -------------
             Total assets                                            $   4,708,369    $   4,816,503
                                                                     -------------    -------------


                      Liabilities and stockholders' equity

Current liabilities
  Accounts payable                                                   $     686,630    $     403,192
  Due to stockholders                                                      112,908          151,015
  Notes payable to stockholders                                            460,205          337,367
  Notes payable to vendor                                                   63,511             --
  Advances                                                                 665,000          665,000
  Accrued compensation                                                     647,825          341,760
  Accrued interest payable                                                  14,678            4,565
                                                                     -------------    -------------
             Total current liabilities                                   2,650,757        1,902,899


Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, issued and outstanding, 200,000 at June 30, 2006 and 100,000 at
    September 30, 2005                                                     200,000          100,000
  Common stock, $0.0001 par value, 200,000,000 shares authorized;
    77,822,277 and 135,461,277 outstanding at June 30, 2006 and
    September 30, 2005, respectively                                         7,783           13,546
  Additional paid-in capital                                            28,178,684       27,922,051
  Stock subscriptions receivable                                        (6,650,500)      (6,690,000)
  Retained earnings (deficit)                                          (19,678,355)     (18,431,993)
                                                                     -------------    -------------
             Total stockholders' equity                                  2,057,612        2,913,604
                                                                     -------------    -------------

Total liabilities and stockholders' equity                           $   4,708,369    $   4,816,503
                                                                     -------------    -------------





                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Consolidated Statement of Operations
                For the nine months ended June 30, 2006 and 2005

                                   (UNAUDITED)


                                      Three months ended June 30,        Nine months ended June 30,
                                         2006             2005             2006             2005
                                    -------------    -------------    -------------    -------------
Revenues                            $      20,155    $      55,624    $      80,182    $     225,757
                                    -------------    -------------    -------------    -------------

Expenses:

  Satellite and uplink services            54,031           80,049          252,933          240,267
  Master control and production            12,733           61,660           98,047          181,394
  Station operating costs                    --             71,231             --            255,255
  Affiliate Relations                        (521)          25,853           31,028           41,053
  Programming                                 374          139,586           19,996          188,368
  Technology expenses                      25,000           58,655          121,913          152,690
  Administration                          210,193          332,850          719,552        1,966,378
  Depreciation and amortization            20,609           23,907           61,827           69,782
                                    -------------    -------------    -------------    -------------
Total expenses                            322,419          793,791        1,305,296        3,095,187
                                    -------------    -------------    -------------    -------------
Income (loss) from operations            (302,264)        (738,167)      (1,225,114)      (2,869,430)

Other (income) expense
  Interest income                            --                  9             --                 12
  Interest (expense)                       (7,945)          (6,007)         (21,248)         (18,021)
                                    -------------    -------------    -------------    -------------

Net loss                            $    (310,209)   $    (744,165)   $  (1,246,362)   $  (2,887,439)
                                    -------------    -------------    -------------    -------------


Earnings per share:
   Net (loss)                       $        (.01)   $       (0.01)   $       (0.02)   $       (0.03)

Weighted average number of common
  shares outstanding                   77,822,277      113,910,631       71,822,277      114,285,131








                       See notes to financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

            Consolidated Statement of Cash Flows For the nine months
                          ended June 30, 2006 and 2005
                                   (UNAUDITED)

                                                    Three months ended June 30,      Nine months ended June 30,
                                                        2006            2005            2006            2005
                                                    -----------     -----------     -----------     -----------
Operating Activities
Net (loss)                                          $  (310,209)    $  (744,165)    $(1,246,362)    $(2,887,439)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        20,609          23,907          61,827          69,782
    Common stock issued for services                      7,950         267,500         190,870       1,139,500
Changes in operating assets and liabilities:
  Accounts receivable                                     8,765             428          11,572           7,523
  Prepaid expense                                          --            (2,195)          3,600          (5,795)
  Accounts payable                                      124,773         (43,595)        283,438         (27,994)
  Advances                                                 --           335,500            --           749,750
  Accrued interest expense                                6,543          (3,993)         10,113          (5,979)
  Accrued compensation                                  116,250          37,377         306,065         118,377
  Deferred revenue                                         --           (17,500)           --           (67,400)
                                                    -----------     -----------     -----------     -----------

Net cash provided by operating activities               (25,319)       (146,736)       (378,877)       (909,675)
                                                    -----------     -----------     -----------     -----------
Investing Activities

 Capital expenditures                                      --           (16,660)           --           (18,325)
                                                    -----------     -----------     -----------     -----------
Net cash (used in) investing activities                    --           (16,660)           --           (18,325)
                                                    -----------     -----------     -----------     -----------

Financing Activities
Proceeds from common stock sales                           --              --              --           250,000
Proceeds from bridge loans                                 --              --              --           508,541
Proceeds from loans and notes payable                    31,200            --           331,964         240,000
Payments on loans and notes payable                        --           (30,000)        (23,722)        (77,000)
Collection on subscription receivable                      --              --            39,500            --
                                                    -----------     -----------     -----------     -----------

Net cash provided by financing activities                31,200         (30,000)        347,742         921,541
                                                    -----------     -----------     -----------     -----------


Increase (decrease) in cash                               5,881        (193,396)        (31,135)         (6,459)

Cash at beginning of period                               3,353         195,932          40,369           8,995
                                                    -----------     -----------     -----------     -----------
Cash at end of period                               $     9,234     $     2,536     $     9,234     $     2,536
                                                    -----------     -----------     -----------     -----------




Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $      --       $      --       $     6,953     $      --
    Income taxes                                    $      --       $      --       $      --       $      --
  Non-cash transactions:
    Common stock issued for services                $     7,950     $   267,500     $   190,870     $ 1,139,500
    Common stock issued for note conversions        $      --       $      --       $   160,000     $      --





                       See notes to financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005, which was filed January 13, 2006. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of June 30, 2006 and the results of its Operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2006.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     The Company is engaged in the business of supplying programming to broadcast television stations and cable systems. Formerly the Company's business as Waste Conversion Systems, Inc. had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

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

     Non-Goodwill Intangible Assets

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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

     Concentration of Credit Risk

     The Company maintains cash in excess of federally insured limits. The amount in excess at June 30, 2006 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the nine months ended June 30, 2006 and 2005.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At June 30, 2006, an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. The Company's communication with the affiliate base since its going off the air in April 2006 indicates that the a good portion of the affiliate base still needs the type programming offered by the Company. Based on this need of programming by independent stations, the Company believes that the remaining value of $44,302 is a reasonable value of the future value for network assets. Total amortization of these assets has been $138,806 and the amortization for the nine months ended June 30, 2006 and 2005 was $18,780 and $25,552, respectively.

     Future amortization of the Network assets at June 30, 2006 will be $44,302 and on an annual basis be as follows:

          Year ended September 30, 2006              $ 6,260
          Year ended September 30, 2007              $25,040
          Year ended September 30, 2008              $13,002


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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

6.   Property, Plant and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                           Range of
                                           Lives in        June 30,      September 30,
                                             Years            2006            2005
                                         -------------   -------------   -------------
     Master Control, Editing Equipment             3-5   $      84,074   $      84,074
     Studio and Production Equipment               3-5          60,500          60,500
     Production Van                                  5          45,000          45,000
     Affiliated Receiver Equipment                   5          20,247          20,247
                                                         -------------   -------------
                                                               209,821         209,821
     Less: Accumulated Depreciation                           (155,348)       (112,301)
                                                         -------------   -------------
                                                         $      54,473   $      97,520
                                                         =============   =============

     The Company acquired no equipment totaling $ -0- and $18,325 during the nine months ended June 30, 2006 and 2005, respectively. Total depreciation expense for the nine months ended June 30, 2006 and 2005 was $43,046 and $40,784, respectively.

7    Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company leased office space from one of its shareholders and director for $2,000 per month. The total rental expense for the years ended September 30, 2004 and 2003 was $24,000 and $14,000, respectively.

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

     The Company uses the services of a shareholder to provide it with technology services including Internet and affiliate relations. During the nine months ended June 30, 2006 and 2005, the total expense paid out for these services was $121,913 and $84,285, respectively.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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

     The Company executed an interest bearing note with a shareholder of the Company during the year ended September 30, 2004 to pay operating expenses. During the year ended September 30, 2004 the amounts loaned totaled $400,000. In September 2005, $228,290 of this note was converted to 2,282,900 shares of common stock by the noteholder and the remaining balance of $171,710 was extended to June 30, 2006 and the balance at June 30, 2006 had increased to $191,005. See Note 8 disclosure of terms, interest rate and conversion privileges.

     On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale are as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. As part of the definitive agreement, between the Company, Wright Entertainment LLC and World One Media Group, Inc. discussed in the next paragraph this stock subscription agreement for 14,000,000 shares was termination and the 4,000,000 shares that had been issued to Wright Entertainment LLC's for management services and to be vested upon Wright Entertainment LLC's completed the payment for its subscription agreement were cancelled. The definitive agreement calls for the Company to pay Wright Entertainment LLC, owned by Lonnie G. Wright, $300,000 ($60,000 at the signing and $15,000 per month for nineteen months beginning January 15, 2005) and issue Wright Entertainment LLC 1,000,000 shares of the Company's restricted common stock.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


7    Related Party Transactions - continued

     On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement calls for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company has deferred payments on the stock subscription agreement until August 15, 2006, in consideration for Miles Investment Group LLC bringing the coal reserves deal to the Company. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, Miles Investment Group, LLC will be issued warrants for 30,000,000 shares of restricted common stock that can be exercised for $.01 per share on the following basis: (1) three million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $1.50 price for 10 consecutive trading days, (2) seven million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $3.00 price for 10 consecutive trading days,(3) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $5.00 price for 10 consecutive trading days and
     (4) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $6.00 price for 10 consecutive trading days.

     On June 15, 2006, the board of directors voted to accept Miles Investment Group, LLC offer to convert the current balance beneficially owned restricted common stock shares of 67,000,000 to 100,000 shares of Preferred Stock, $1 par value, which may continue to vote on an "as converted" basis. The Preferred Stock is convertible into restricted common shares on the basis of 67 restricted common shares for each share of Preferred Stock, or 67,000,000 shares. The Board also voted to continue to defer payments on the stock subscription agreement until August 15, 2006 from June 30, 2006, in consideration of the continued development of the coal reserves deal.

     The impact of the action is to remove 67,000,000 shares from the authorized
     and  issued  $.0001  common  stock,   to  reduce  that  number  issued  and
     outstanding from 144,822,277 shares to 77,822,277 shares.


8.   Notes Payable and Advances

                                                       June 30,    September 30,
                                                         2006           2005
                                                    -------------  -------------
     Notes payable to stockholders at 6%
        interest payable on September 30, 2004      $        --    $         657
     Note payable to stockholder at 6%
        interest payable June 30, 2006 (1)                192,005        171,710
     Note payable to stockholders at 6%
        due upon sale of coal reserves                    178,200           --
     Note payable to stockholder at no
        interest payable $15,000 per month,
        on 15th of month, final payment
        due April 15, 2006 (2)                             90,000        165,000
     Note payable to vendor at 12% interest
        payable on April 30, 2006 (3)                      63,511           --
     Advances from shareholders (4)                       112,908        151,015
     Advances from a non-related party that
        is currently being claimed by Receiver (5)        665,000        665,000
                                                    -------------  -------------
                                                    $   1,301,624     $1,153,382
                                                    =============  =============

     (1) The holders of the March 2006 note and vendor note have a UCC-1 lien against the Company's assets. The March 2006 note originally due on August 31, 2005 was extended by the noteholder to June 30, 2006 in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and the conversion ratio from five shares to ten shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion. The noteholder and the the Company have agreed to come to terms on an extension of this note.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


8.   Notes Payable and Advances - continued

     (2) The holder of the $165,000 note converted $75,000 of the note balance into 750,000 shares of the Company's common stock in October 2005.

     (3) Westar Satellite Services was granted 100,000 warrants at an exercise price $0.12 per share for a period of three years from November 7, 2005. The Company and noteholder have agreed to come to terms on an extension of this note.

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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2006 and 2005.

     The (provision) benefit for income tax consist of the following:

                          June 30,           September 30,
                            2006                  2005
                       -------------         -------------
          Current      $           0         $           0
          Deferred                 0                     0
                       -------------         -------------
                       $           0         $           0
                       =============         =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2005, the Valuation Allowance increased by approximately $425,000. During the nine months ended June 30, 2006, the Valuation Allowance increased by approximately $90,000.

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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


10.  Capital Stock - continued

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

                                      Number of        Value
 Date of                               Shares         Assigned          Note         Warrants
Agreement   Name of  Group             Issued        To Shares          Value         Issued
---------   ----------------------   -----------    ------------    ------------    -----------
10/30/03    Wright Entertainment      18,000,000    $  9,000,000    $  6,800,000
12/13/04    Wright Entertainment     (18,000,000)   $ (9,000,000)   $ (6,800,000)
12/13/04    World One Media Group     70,000,000    $  7,000,000    $  6,750,000     30,000,000
 7/26/05    World One Media Group    (67,500,000)   $ (6,750,000)   $ (6,750,000)   (30,000,000)
 7/29/05    Miles Investment Group    69,000,000    $  6,900,000       6,650,500     30,000,000
 6/15/06    Miles Investment Group   (67,000,000)     (6,700,000)
                                     -----------    ------------    ------------    -----------
Net Effect at 6/30/06                  4,500,000    $    450,000    $  6,650,500     30,000,000

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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

     In June 2006, the Company issued 265,000 shares of its restricted common stock to consultants for services rendered, which the Company valued at $7,950.

     On June 15, 2006, the board of directors voted to accept Miles Investment Group, LLC offer to convert the current balance of beneficially owned restricted common stock shares of 67,000,000 to 100,000 shares of Preferred Stock, $1 par value, which may continue to vote on an "as converted" basis. The Preferred Stock is convertible into restricted common shares on the basis of 67 restricted common shares for each share of Preferred Stock, or 67,000,000 shares. The Board also voted to continue to defer payments on the stock subscription agreement until August 15, 2006 from June 30, 2006, in consideration of the continued development of the coal reserves deal.

     The impact of the action is to remove 67,000,000 shares from the authorized
     and  issued  $.0001  common  stock,   to  reduce  that  number  issued  and
     outstanding from 144,822,277 shares to 77,822,277 shares.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


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

     On June 15, 2006, the board of directors voted to accept Miles Investment Group, LLC offer to convert the current balance of beneficially owned restricted common stock shares of 67,000,000 to 100,000 shares of Preferred Stock, $1 par value, which may continue to vote on an "as converted" basis. The Preferred Stock is convertible into restricted common shares on the basis of 67 restricted common shares for each share of Preferred Stock, or 67,000,000 shares. The Board also voted to continue to defer payments on the stock subscription agreement until August 15, 2006 from June 30, 2006, in consideration of the continued development of the coal reserves deal.

     The impact of the action is to remove 67,000,000 shares from the authorized
     and  issued  $.0001  common  stock,   to  reduce  that  number  issued  and
     outstanding from 144,822,277 shares to 77,822,277 shares.


12.  Commitments and Contingencies

     Satellite Transponder Lease

     In December 2005, the Company renewed its Satellite space segment service agreement with Intelsat, Inc. for 6 MHz of satellite bandwidth on Intelsat 5 for a period of five years ending on October 31, 2010 at the rate of $17,850 per month. This agreement was terminated by Intelsat in April of 2006 for non-payment by the Company. For the periods ended June 30, 2006 and 2005, the amounts expensed were $125,028 and $162,387, respectively.

     Signal Uplink Lease

     The Company renewed its Full Time Broadcast Agreement with Westar Satellite Services, LP on October 15, 2005 for a full time redundant 6 MHz digital C-band uplink service for a period of five years ending on October 31, 2010 at the rate of $8,800 per month. For periods ended June 30, 2006 and 2005 the amounts expensed for Uplink services were $95,260 and $72,000, respectively.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2007 at the rate of $2,569 per month. For periods ended June 30, 2006 and 2005, the amount expensed for this office space lease was $22,491 and $23,432, respectively.

     The Company entered into a lease for additional space at the its corporate headquarters facilities on April 1, 2005 for one year ending on March 31, 2006, at the rate of 4,100 per month. The Company exercised its option to terminate this lease on its March 31, 2006 anniversary date. For the period ended June 30, 2006 the amount expensed for this office space lease was $24,600.

     Future lease payments due during the term of the lease ending on February 28, 2007, will equal $ 20,552 and be due as follows:

          Year ended September 30, 2006       $  7,707
          Year ended September 30, 2007       $ 12,845


     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the period ended June 30, 2006, $50,000 of Mr. Moseley's annual compensation was accrued as a payable. At June 30, 2006, a total of $376,000 in compensation was accrued as a payable to Mr. Moseley.

     Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. During the period ended June 30, 2006, $56,250 of Mr. Miles' annual compensation was accrued as a payable. At June 30, 2006, a total of $121,750 in compensation was accrued as a Payable to Mr. Miles.

     Legal Matters

     The Company's motion to dismiss was granted on February 23, 2006 by the United States District Court, Central District of California, Los Angeles Division In a legal action styled Walter E. Morgan, Jr. vs. Urban Television Network Corporation et al. The Company claimed that the Plaintiff claims should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 in June 2204 in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment, which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit. The Company has made the decision not to record the default judgment as an asset until at such time as it is confident that asset value can be recovered from the defendants.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to June 30, 2006, the Company has raised additional capital of approximately $20,973 from shareholder advances.

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

As part of the definitive agreement, Wright Entertainment LLC which had previously entered into a stock subscription agreement for 14,000,000 shares agreed to the termination and cancellation of that agreement by the Company and further agreed to the termination and cancellation of 4,000,000 shares that had been issued in Wright Entertainment LLC's name and were to be vested when Wright Entertainment LLC completed the payment for its subscription agreement. The definitive agreement calls for the Company to pay Wright Entertainment LLC, owned by Lonnie G. Wright, $300,000 ($60,000 at the signing and $15,000 per month for nineteen months beginning January 15, 2005) and issue Wright Entertainment LLC 1,000,000 shares of the Company's restricted common stock.

On July 26, 2005, the Board of Directors voted to (1) terminate the stock subscription agreement with Dove Media Group, Inc. (formerly known as World One Media Group, Inc.)due to its nonpayment of required installment payments, (2) cancel the 70,000,000 shares issued and held by the Company as security on the stock subscription agreement, (3) reissue 2,500,000 shares to Dove Media Group, Inc. for $250,000 that it paid towards the stock subscription Agreement, (4) cancel the 30,000,000 warrants issued as part of the subscription agreement and
(5) cancel the 5,000,000 shares that had been authorized for Dr. Ajibike Akinkoye for services to be rendered.

On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement calls for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company has deferred payments on the stock subscription agreement until August 15,2006, in consideration for Miles Investment Group LLC bringing the coal reserves deal to the Company. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, Miles Investment Group, LLC will be issued warrants for 30,000,000 shares of restricted common stock that can be exercised for $.01 per share on the following basis: (1) three million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $1.50 price for 10 consecutive trading days, (2) seven million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $3.00 price for 10 consecutive trading days,(3) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $5.00 price for 10 consecutive trading days and (4) ten million shares at any time after the Company's stock bid price on the OTCBB exchange has maintained a $6.00 price for 10 consecutive trading days.

On June 15, 2006, the board of directors voted to accept Miles Investment Group, LLC offer to convert the current balance beneficially owned restricted common stock shares of 67,000,000 to 100,000 shares of Preferred Stock, $1 par value, which may continue to vote on an "as converted" basis. The Preferred Stock is convertible into restricted common shares on the basis of 67 restricted common shares for each share of Preferred Stock, or 67,000,000 shares at the time that Miles Investment Group, LLC completes the payment on its subscription agreement.

The impact of the action is to remove 67,000,000 shares from the authorized and issued $.0001 common stock, to reduce that number issued and outstanding from 144,822,277 shares to 77,822,277 shares.

Although the Company is currently not airing programming to affiliates as discussed later in this Item 2 in the Liquidity and Capital Resources Section, the Company's business is to supply programming to independent broadcast television stations and cable systems. Formerly as Waste Conversion Systems, Inc., the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

In 2001, the Company acquired a general market television network affiliate base from Hispanic Television Network, Inc. (HTVN) and rebranded it towards the Urban market. The Company's business is to provides ethnic television programming to the minority programming interests of the African-American and English- speaking Hispanic population markets across the United States. The Company at the time of going dark in April of 2006 included approximately 74 broadcast television station affiliates in various parts of the country. Upon successfully securing new financing and maintaining its Nielsen Market Research agreement, the Company's goal is to attract the larger of these 74 affiliates along with independent full power stations as affiliates.

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

Our financial results depend on a number of factors, including the ability to attract new financing for the Company's growth, the strength of the national economy and the local economies served by affiliate stations, total advertising dollars dedicated to the markets served by affiliate stations, advertising dollars dedicated to the African American and Hispanic consumers in the markets served by affiliate stations, the affiliate stations' audience ratings, our ability to provide interesting minority focused programming, local market competition from other television stations and other media, and government regulations and policies, such as the multiple ownership rules, the ability of Class A affiliate stations to be considered must carry for cable systems to increase their distribution and the deadlines for television stations converting to digital signals.

Management has developed a revenue generation plan that includes program syndication, securing network advertising at the best available rate, uplinking other party's signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. Management intends to increase rates as affiliate stations are added to the network. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition, the Company has added a focus to secure affiliations with independent full power stations that have must carry privileges with cable and digital distribution companies.

Revenues

The Company's business plan includes multiple sources of revenues that are now available to companies that have the ability to reach viewers through television, the Internet and wireless devices that are delivering programming and messages viewers that have access to these sources. Following is a discussion of these revenue sources;

     1. Advertising spots and programming time on the network and local stations. Our revenues are affected primarily by the advertising rates that we are able to charge for national advertising commercials on the Urban TV network and local spots that the Company may obtain on local stations, as well as the overall demand for African-American and English-speaking Hispanic television advertising time by advertisers.

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

     Historically most of our network advertising has being sold to direct response and per inquiry advertisers. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

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

     o Affiliate Stations. In exchange for providing programming and advertising time to affiliate stations, we retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. As mentioned above, our goal is to move our network from its predominate low-power station affiliates to a full-power affiliate base. The basic plan would continue to share to advertising time in return for providing the programming. By aggregating a number of the affiliate stations and accumulating a large household coverage base, Urban Television will be able to sell its national advertising spots for the best rate possible.

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

----------------------------
(1) Television Week, March 7, 2006, p. 30, citing to data provided by Syndicated National Television Association.
(2) Black and Hispanic DMA Market Demographic Rank, Nielsen Media Research, September 2004, p. 40.
(3) Volume 4, #68, April 27, 2004.

     3. Multi-Platform Strategy in Wireless and other Digital Applications

     After over five years of operation of the Urban Television Network, the Company believes upon successfully obtaining new financing that it has assembled a seasoned management team with the experience to develop the Company into a diversified multi-platform distribution media company generating multiple cash flow streams from produced and acquired urban focused content. The Company believes that this platform would extend the Company's offerings to its targeted urban consumers by enabling those consumers to access UATV content through alternative distribution channels. To achieve this end, the Company intends to expand its distribution to other media platforms such as cable television, video-on-demand ("VOD"), wireless, broadband internet, internet protocol TV ("IPTV"), home video, personal digital appliances ("PDA's), cellular phones utilizing G-3 broadband streaming infrastructure, and like digital and wireless applications now known and hereinafter conceived and/or invented. The Company intends to create equity value by monetizing cost- efficiently produced content across multiple distribution channels generating multiple revenue streams, while building a library of content assets that will have annuity value.

Expenses

Our most significant operating expenses are satellite and uplink transmission costs, master control costs, technology expenses, employee compensation, advertising and promotional expenses, and production and programming expenses. In cases, where we may in the future incur upfront programming expenses to procure exclusive programming usages and licenses, upfront payments will, in most cases, be amortized over the applicable contract term. Until cash flow permits, we do not expect to acquire exclusive programming usages and licenses that require up front costs. We will maintain tight controls over our operating expenses by contracting master control and centralizing network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

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

Results of Operations

Urban Television Network Corporation - Historical Results for the three month and nine month periods ended June 30, 2006 and 2005.

REVENUES. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months and nine months ended June 30, 2006 were $20,155 and $80,182 compared to $55,624 and $225,757 for the three months and nine month periods ended June 30, 2005. The decrease in revenues is primarily attributable to decrease revenues from event productions and sales of program time. The Company is still in the process of implementing its revenue generation plan that includes national and local advertising sales, uplinking other parties' signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. The Company at the time of going dark in April of 2006 included approximately 74 broadcast television station affiliates in various parts of the country. Upon successfully securing new financing and maintaining its Nielsen Market Research agreement, the Company's goal is to attract the larger of these 74 affiliates along with independent full power stations as affiliates

The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

OPERATING RESULTS. For the three months ended June 30, 2006 and 2005 the Company had operating cost of $92,138 and $437,034, respectively. For the nine months ended June 30, 2006 and 2005, the Company had operating cost of $523,917 and $1,059,027, respectively. The major components of cost of operations for the three month and nine month periods ended June 30, 2006 and 2005 were as follows:


                                  Three months ended         Nine months ended
                                -----------------------   ----------------------
                                   2006         2005         2006        2005
                                ----------   ----------   ----------  ----------

Satellite and uplink services   $   54,031       80,049   $  252,933  $  240,267
Master control and production       12,733       61,660       98,047     181,394
Affiliate relations                   (521)      25,853       31,028      41,053
Programming cost                       374      139,586       19,996     188,368
Operations of stations                --         71,231         --       255,255
Technology expenses                 25,000       58,655      121,913     152,690
                                ----------   ----------   ----------  ----------
   Total                        $   92,138   $  437,034   $  523,917  $1,059,027
                                ----------   ----------   ----------  ----------


The cost of satellite and uplink services decreased by $26,018 in the three months ended June 30, 2006 as compared to 2005 primarily as the result of the Company going dark in April of 2006 due the lack of operating capital.

The cost of satellite and uplink services increased by $12,266 during the nine months ended June 30, 2006 as compared to 2005 primarily as the result of the Company's cost of uplink services increasing on its annual renewal with Westar Satellite Services.

The cost of master control and production decreased by $48,927 and $83,347 for the three and nine month periods ending June 30, 2006 and 2005, respectively, primarily as the result of the reduction of personnel in master control and production departments due to the Company's lack of operating capital.

Affiliate relations costs increased by $26,374 and $10,025 for the three months and nine months ended June 30, 2006 as compared to the same periods for 2005, respectively, primarily as the result of the reduction of personnel in the affiliate relations department due to the Company's lack of operating capital.

Programming costs decreased by $139,212 and $168,372 for the three and nine month periods ending June 30, 2006 as compared to the same period for 2005, respectively, primarily as the result reduction in programming personnel during the 2006 periods due to the Company's lack of operating capital.

The costs of operations for stations decreased by $71,231 and $255,255 for the three and nine month periods ending June 30, 2006, as compared to the same periods for 2005, respectively, primarily as the result of the Company canceling its station management agreements for stations in Dallas and Oklahoma City in fiscal year 2005.

The technology expenses decreased by $33,655 and $30,777 for the three months and nine months ended June 30, 2006 as compared to the same periods for 2005, respectively, primarily to a decrease in the technology consulting services incurred by the Company.

Administration expenses of $210,193 for the three months ended June 30, 2006 decreased by $122,657 or 36.8% from the administrative expenses of $332,850 for the three months ended June 30, 2005.

Administration expenses of $719,552 for the nine months ended June 30, 2006 decreased by $1,246,826 or 63.4% from the administrative expenses of $1,966,378 for the nine months ended June 30, 2005.

Following is a comparative of the major expense categories for the three month and nine month periods ending June 30, 2006 and 2005.

                                 Three months ended         Nine months ended
                               -----------------------   -----------------------
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------

Administrative management      $  136,250   $   90,500   $  348,500   $  232,500
Stock based compensation            7,950      167,500      150,450      849,000
Consulting                           --           --         11,000       45,697
Nielsen Market Research            32,194         --         42,303         --
Payroll taxes                         850         --          8,990         --
Property taxes                       --           --          4,215         --
Las Vegas office                     --           --           --        473,129
Commissions                          --          1,882         --         14,111
Travel, conventions                 5,937       17,901       21,434       40,394
Legal fees                           --           --           --        120,534
Accounting fees                     4,000        1,000       14,137       11,000
Employee benefits                    --          5,783         --          5,783
Public relations costs                375         --          3,285        2,460
Transfer Agent, permit fees         1,000        2,011        6,086       18,404
Rent and utilities expense         10,675       19,878       54,959       40,722
Internet costs                      2,933        4,281       10,408       11,640
Supplies - digital operations        --          2,311         --         23,535
Supplies                              183        2,000        4,511        5,793
Telephone                           5,746        9,713       23,132       42,052
Postage and shipping                  673        1,919        4,202        6,024
Marketing,printing,promotions        --          4,363         --          9,294
Other                               1,427        2,308       11,940       14,306
                               ----------   ----------   ----------   ----------
          TOTAL                $  210,193   $  332,850   $  719,552   $1,966,378
                               ----------   ----------   ----------   ----------

The increase in administrative management expense for the three months and nine months ended June 30, 2006 as compared to the same periods for 2005 is due to the Company adding a salaried President and Chief Executive Officer in the three and nine months period ended June 30, 2006 that was not there in the same periods ended June 30, 2005.

Stock based compensation decreased for the three and nine months periods ended June 30, 2006 as compared to the same periods for 2005 primarily due to a decrease in the number shares being issued to management and board members.

The decreases in consulting fees of $34,697 for the nine months ended June 30, 2006 as compared to the same period for 2005, is due the Company replacing consultants with additional management personnel.

The Nielsen Market Research expenses increased by $42,303 for the three and nine month periods ended June 30, 2006 as compared to the same periods for 2005 as the result of the Company's contract with Nielsen beginning January 1, 2006.

Payroll taxes increased by $850 and $8,990 for the three and nine months periods ended June 30, 2006 as compared to the same periods for 2005 as the result of the Company converting its master control, programming and production personnel from a contract labor status to the Company's payroll in May of 2005.

Property taxes for the nine months ended June 30,2006 are the result of the Company establishing its own master control and uplink facilities in Arlington, Texas versus outsourcing them in previous years.

The decreases in expenses associated with the Las Vegas office is due to the costs in the three and nine months ended June 30,2005 periods associated with the resignation and termination of the stock subscription agreement by Lonnie G. Wright and Wright Entertainment LLC. These direct expenses were $287,500 for the three months ended June 30, 2005 and $473,129 for the nine months ended June 30, 2005. The $473,129 is made up of $307,500 in cash and note payable, $140,000 value assigned to 1,200,000 shares of common stock issued to Wright Entertainment LLC and $25,629 for office rent and telephones.

Commissions decreased in the three and nine months periods ended June 30, 2006 due to the not having any advertising or programming revenues produced by commissioned sales people during these periods.

The decreases in travel and conventions for the nine months ended June 30, 2006 as compared to the same period in 2005 is related to the Company's reduced located in Las Vegas, Nevada.

Legal expenses in the 2005 periods were related to the Company's search for capital and minority investors and with the continued legal requirements regarding the permanent injunction obtained by the Company against Walter E. Morgan, Jr. and his appeals.

Transfer agent expenses decreased in the three and nine months periods ended June 30, 2006 as compared to the same periods in 2005 due primarily to the Company not incurring the expenses for issuance of stock certificates for the conversion of bridge loans that were incurred in 2005.

Rent expense decrease by $9,203 for the three months ended June 30, 2006 compared to the same period for 2005 due to the Company electing not to continue the lease for production facilities after March 31, 2006. Rent increased by $14,237 for the nine months ended June 30, 2006 as compared to the same period for 2005 was due the 2005 period including the rent expense for the production facilities that were terminated by the Company on March 31, 2006.

The decrease in supplies - digital operations for the three and nine month periods ended June 30, 2006 is due the Company having completed its conversion from a tape format to digital format in the 2005 periods.

Telephone expense decreased by $18,920 for the nine months ended June 30, 2006 as compared to the same period in 2005 primarily as the result of the one time expense of $14,500 in 2005 period for the installation of the Company's own high speed Internet lines at its Arlington offices and the installation of fiber lines to the Westar Satellite Uplink Services facilities in DeSoto, Texas.

Operating Results:

Operating Results. We had a net operating losses of $302,264 and $738,167, for the three months ended June 30, 2006 and 2005, respectively. The decreased loss of $435,903 for 2006 was primarily attributed to the decrease of $139,212 in programming cost as the result of the Company's financial problems, the $122,657 decrease in administrative expenses, which was primarily attributable to an increase in management costs of $45,750 and decreases in the following expense categories;

          Stock based compensation        $159,550
          Travel expenses                 $ 11,964


The Company had operating losses for the nine months ended June 30, 2006 and 2005 of $1,225,114 and $2,869,430, respectively. The decreased loss of $1,644,316 for 2006 was primarily attributed to decreases of $255,255 in station operating costs, $168,372 in programming costs, $83,347 in master control and the $1,246,826 decrease in administrative expenses, which was primarily attributable to decreases in the following expense categories;

          Stock based compensation        $698,550
          Legal expense                   $120,534
          Las Vegas offices               $473,129


EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $0.01 for the three months June 30, 2006 and 2005, respectively. The basic and diluted net loss per share of common stock was $0.02 and $0.03 for the nine months June 30, 2006 and 2005, respectively.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $19,678,356 from the inception of the Company through June 30, 2006.

Current liabilities at June 30, 2006 were $2,650,757 which exceeded current assets of $9,234 by $2,641,523. The Company's cash position at June 30, 2006 was $9,234, a decrease of $31,135from the position at September 30, 2005. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

The Company is experiencing liquidity needs resulting from an inability to complete a structured financing with existing shareholders or new investors or a strategic investment on acceptable terms to the company.

Due to the lack of necessary capital resources, the Company is not able to pay for its satellite space and uplinking services which in turn results in the Company's affiliates not being able to air UATV programming. The Company has laid-off its master control employees while it seek financing.

The Company has made several concerted efforts to enlist support from its major shareholder groups. However, notwithstanding significant commitment, these efforts have been successful only in raising modest amounts to maintain marginal operations. The Company is continuing to work with certain investors to help meet immediate short-term liquidity needs estimated to be approximately $500 thousand and the funds to execute on its plan of developing an affiliate base of predominately full power stations with associated Nielsen ratings which would lead to advertising revenue from major corporations. As of June 5, 2006, the Company had cash on hand of approximately $9,000 and as of March 31, 2006, a net working capital deficit of $2,359,873. The Company has loan Agreements with "certain lenders" totaling approximately $500,000 secured by blanket liens upon the Company's assets that matured in April 2006, which are now callable at anytime and entitled the lenders upon default to foreclose on the Company's assets. The total outstanding indebtedness as of June 5, 2006 is approximately $2,500,000 million. The Company's ability to continue its operations and execute on its business plan requires additional funds from various sources. If adequate funds are not available on acceptable terms our business future as a viable entity is in severe jeopardy.

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

We had net losses $310,209 and $744,165 for the three months ended June 30, 2006 and 2005, respectively and $1,246,362 and $2,887,439 for the nine months ended March, 31 2006 and 2005, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American and English speaking Hispanic format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2007. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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

Financing activities for the three months ended June 30, 2006 include:

     1) Shareholders loaned the Company $31,200 for operating expenses.

     2) Issuance of 265,000 shares of its restricted common stock in lieu of cash payments totaling $7,950 for management and consulting services.

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

Other Events

     None

Item 3.   Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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


PART II - OTHER INFORMATION

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


Item 2.   Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ending June 30, 2006, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

In June 2006, the Company issued 265,000 shares of its restricted common stock for consulting services rendered, which the Company valued at $7,950.

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

10.01*         Employment Agreement with Jacob R. Miles III

31.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002

31.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

32.1           Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2           Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

* Filed with previous filing


     (b)  Reports on Form 8-K.


     On June 7, 2006, we filed a Form 8-K announcing the resignation of the Company's independent auditors.

     On June 20, 2006, we filed a Form 8-K announcing a modification to the stock subscription agreement with the Miles Investment Group, LLC, the engagement of new independent auditors for the Company, and other events disclosing the Company's liquidity and capital resource needs for continued operations.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2006

Urban Television Network Corporation


By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO