Form 10QSB/A
period 2006-06-30
URBAN TELEVISION NETWORK CORP
filed 2006-11-09
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2006


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from         to
                                               -------    -------

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

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:


     77,822,277 shares of common stock, $0.0001 par value, as of June 30, 2006
     -------------------------------------------------------------------------

     Transitional Small Business Disclosure Format
     (Check One)      Yes    No X
                         ---   ---

                      URBAN TELEVISION NETWORK CORPORATION
                FORM 10-QSB/A FOR THE QUARTER ENDED JUNE 30, 2006
                                Explanatory Note
                                ----------------


     This quarterly report on Form 10-QSB/A is filed for the purpose of amending disclosure in Note 8 in the Notes to Consolidated Financial Statements for the nine months ended June 30, 2006 and 2005, concerning the note payable to vendor, to remove the sentence stating that the Company and the noteholder have agreed to come to terms on an extension of this note. The amended disclosure has no impact on our consolidated balance sheet as of June 30, 2006, or our consolidated statement of earnings and related loss per share amounts, consolidated statement of cash flows or our consolidated statement of stockholders' equity for the three and nine months ended June 30, 2006 and 2005.

     This Amended Report sets forth the content of the Original Report in its Entirety, except for the change noted above to the Original Report. This Amended Report continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this Amended Report to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this Amended Report is not a representation that any statements contained in the Original Report or this Amended Report are true or complete as of any date subsequent to the date of the Original Report. The revision does not affect the remaining information set forth in the Original Report, the remaining provisions of which have not been amended. In addition, the filing of this Form 10-QSB/A shall not be deemed an admission that the Original 10-QSB Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.
Currently date certifications from the Company's Chief Executive Officer and Chief Financial Officer have been included as Exhibits to this amendment.

PART I.  FINANCIAL INFORMATION




Item 1.  Financial Statements..................................................4
         Balance Sheet (unaudited).............................................5
         Statements of Operations (unaudited)..................................6
         Statements of Cash Flows (unaudited)..................................7
         Notes to Financial Statements.........................................8



Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................20



Item 3.  Controls and Procedures..............................................30




PART II. OTHER INFORMATION



Item 1.  Legal Proceedings....................................................31



Item 2.  Changes in Securities and Use of Proceeds............................31



Item 3.  Defaults upon Senior Securities......................................32



Item 4.  Submission of Matters to a Vote
           of Security Holders................................................32



Item 5.  Other Information....................................................32



Item 6.   Exhibits and Reports on Form 8-K....................................32




Signatures....................................................................32

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

6.   Property, Plant and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                         ange of
                                         ives in     June 30,     September 30,
                                         Years         2006            2005
                                         -------  -------------   -------------

     Master Control, Editing Equipment       3-5  $      84,074   $      84,074
     Studio and Production Equipment         3-5         60,500          60,500
     Production Van                            5         45,000          45,000
     Affiliated Receiver Equipment             5         20,247          20,247
                                                  -------------   -------------
                                                        209,821         209,821
     Less: Accumulated Depreciation                    (155,348)       (112,301)
                                                  -------------   -------------
                                                  $      54,473   $      97,520
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

     The Company uses the services of a by shareholder to provide it with technology services including Internet and affiliate relations. During the nine months ended June 30, 2006 and 2005, the total expense paid out for these services was $96,914 and $84,285, respectively.

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


8.   Notes Payable and Advances
                                                       June 30,    September 30,
                                                         2006           2005
                                                    -------------  -------------
     Notes payable to stockholders at 6%
        interest payable on September 30, 2004      $        --    $         657
     Note payable to stockholder at 6%
        interest payable June 30, 2006 (1)                192,005        171,710
     Note payable to stockholders at 6%
        due upon sale of coal reserves                    178,200           --
     Note payable to stockholder at no
        interest payable $15,000 per month,
        on 15th of month, final payment
        due April 15, 2006 (2)                             90,000        165,000
     Note payable to vendor at 12% interest
        payable on April 30, 2006 (3)                      63,511           --
     Advances from shareholders (4)                       112,908        151,015
     Advances from a non-related party that
        is currently being claimed by Receiver (5)        665,000        665,000
                                                    -------------  -------------
                                                    $   1,301,624  $   1,153,382


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

                                       Number of        Value
 Date of                                Shares         Assigned           Note         Warrants
Agreement   Name of  Group              Issued        To Shares          Value          Issued
---------   ----------------------   ------------    ------------    ------------    ------------
10/30/03    Wright Entertainment       18,000,000    $  9,000,000    $  6,800,000
12/13/04    Wright Entertainment      (18,000,000)   $ (9,000,000)   $ (6,800,000)
12/13/04    World One Media Group      70,000,000    $  7,000,000    $  6,750,000      30,000,000
 7/26/05    World One Media Group     (67,500,000)   $ (6,750,000)   $ (6,750,000)    (30,000,000)
 7/29/05    Miles Investment Group     69,000,000    $  6,900,000       6,650,500      30,000,000
 6/15/06    Miles Investment Group    (67,000,000)     (6,700,000)
                                     ------------    ------------    ------------    ------------
Net Effect at 6/30/06                   4,500,000    $    450,000    $  6,650,500      30,000,000


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

-----------------------------
1 Television Week, March 7, 2006, p. 30, citing to data provided by Syndicated National Television Association
2 Black Hispanic DMA Market Demographic Rank, Nielsen Media Research, September 2004, p.40.
3    Volume 4, #68, April 27, 2004.

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

OPERATING RESULTS. For the three months ended June 30, 2006 and 2005 the Company had operating cost of $92,138 and $437,034, respectively. For the nine months ended June 30, 2006 and 2005, the Company had operating cost of $523,917 and $1,059,027, respectively. The major components of cost of operations for the three month and nine month periods ended June 30, 2006 and 2005 were as follows:


                                        Three months ended    Nine months ended
                                       -------------------   -------------------
                                         2006       2005       2006       2005
                                       --------   --------   --------   --------

Satellite and uplink services          $ 54,031     80,049   $252,933   $240,267
Master control and production            12,733     61,660     98,047    181,394
Affiliate relations                       ( 521)    25,853     31,028     41,053
Programming cost                            374    139,586     19,996    188,368
Operations of stations                       -      71,231         -     255,255
Technology expenses                      25,000     58,655    121,913    152,690
                                       --------   --------   --------   --------
   Total                               $ 92,138   $437,034   $523,917 $1,059,027
                                       --------   --------   --------   --------


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

Following is a comparative of the major expense categories for the three month and nine month periods ending June 30, 2006 and 2005.

                                  Three months ended        Nine months ended
                               -----------------------   -----------------------
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------

Administrative management      $  136,250   $   90,500   $  348,500   $  232,500
Stock based compensation            7,950      167,500      150,450      849,000
Consulting                             -            --       11,000       45,697
Nielsen Market Research            32,194           --       42,303           --
Payroll taxes                         850           --        8,990           --
Property taxes                         -            --        4,215           --
Las Vegas office                       -            --           --      473,129
Commissions                            -         1,882           --       14,111
Travel, conventions                 5,937       17,901       21,434       40,394
Legal fees                             -            --           --      120,534
Accounting fees                     4,000        1,000       14,137       11,000
Employee benefits                      -         5,783           --        5,783
Public relations costs                375           --        3,285        2,460
Transfer Agent, permit fees         1,000        2,011        6,086       18,404
Rent and utilities expense         10,675       19,878       54,959       40,722
Internet costs                      2,933        4,281       10,408       11,640
Supplies - digital operations          --        2,311           --       23,535
Supplies                              183        2,000        4,511        5,793
Telephone                           5,746        9,713       23,132       42,052
Postage and shipping                  673        1,919        4,202        6,024
Marketing,printing,promotions          --        4,363           --        9,294
Other                               1,427        2,308       11,940       14,306
                               ----------   ----------   ----------   ----------
          TOTAL                $  210,193     $332,850     $719,552   $1,966,378
                               ----------   ----------   ----------   ----------

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

Dated: November 9, 2006

Urban Television Network Corporation


By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO