Form 10KSB
period 2006-09-30
URBAN TELEVISION NETWORK CORP
filed 2007-01-16
CIK 806171

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

                  For the fiscal year ended September 30, 2006

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


                    2707 South Cooper Street Suite 119
                             Arlington, Texas 76015
                    (Address of Principal Executive offices)

         Issuer's telephone number, including area code: (817) 303-7449
                               ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value




                               ------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year: $ 89,716

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days. The aggregate market value of our common stock held by non-affiliates as of December 29, 2006 was approximately
$1,503,307. State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of December 29, 2006, there were approximately 92,580,102 shares of our common stock issued and outstanding.

     Transitional Small Business Disclosure Format: Yes / / No / X /

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise capital, integrate our acquisitions, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 6. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-cooking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms the "Company," "Urban Television Network", "UATV Network", "UATV", "we", "our", and "us" refers to Urban Television Network Corporation, a Nevada corporation.


================================================================================

                      URBAN TELEVISION NETWORK CORPORATION
                                 TABLE CONTENTS



                                                                            Page


                                     PART I



Item 1.  Business..............................................................4


Item 2.  Properties...........................................................18


Item 3.  Legal Proceedings....................................................18


Item 4.  Submission of Matters to a Vote of Security Holders..................18


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................19


Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................19


Item 7.  Financial Statements and Supplementary Data..........................34


Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................34


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant...................36


Item 10. Executive Compensation...............................................38


Item 11. Security Ownership of Certain Beneficial Owners and
         Management...........................................................40


Item 12. Certain Relationships and Related Transactions.......................41


Item 13. Exhibits, Lists and Reports on Form 8-K..............................43

                                     PART I


This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. The words "expect", "estimate", "anticipate", "predict", "believe", and similar expressions and variations thereof are intended to identify forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this document and include statements regarding the intent, belief, or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company's financial condition or results of operations.The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results could differ materially from those projected in the forward-looking statements. This report also identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This section should be read in conjunction with the audited consolidated financial statements of the Company and related notes set forth elsewhere herein.


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

Urban Television plans to provide free over-the-air programming to television viewing audiences in the communities served by its local affiliate television stations. The Company has denoted this as an unwired network -a network of broad- cast affiliates who are untied except for the network. This differs from a wired network, in that it does not require affiliates to follow network protocol; allows affiliates more freedom to air programming on their own time schedule instead of that dictated by the national network, and thus allows independent broadcast stations to maintain their basic freedom to react to their local markets. The UATV Network plans to deliver its programming 24 hours a day, seven days a week, which will allow the affiliates to have access to programming continuously throughout the day. At the same time, Nielsen Media Services ("Nielsen") ratings disregard whether the programming airs at the same time, as is common on wired networks (adjusting only for time zones). Thus, an unwired network gets the same benefit of accumulation of ratings as does the wired network for purposes of calculating household ratings, coverage, and cost per thousand ("CPM") for national advertising sales. When the Company was airing programming to affiliates, we had approximately 70 affiliates located in over 60 markets and with a household coverage of approximately 22 million households. The affiliates were comprised of broadcast stations with approximately 35% of them being on cable in their local markets.

Our primary source of revenue is expected to be the sale of commercial airtime to advertisers. Our objectives are to meet the needs of our advertising customers and to increase our advertiser base by delivering mass audiences in key demographics, primarily in the top 75 U.S. markets. We will seek to attract our television audience by providing compelling network and syndicated programs at each of our affiliate stations. In addition to offering advertising customers commercial air time, we plan to work with the affiliate stations to offer a variety of marketing programs, including community events, sponsorships and advertising opportunities on our and the affiliate stations' Internet sites.

We also believe that capitalizing on the opportunities afforded the television industry by digital media, such as digital multi-casting, streaming on broadband and video-on-demand, is important to our future success. We plan to devote substantial energy and resources to integrating such media into our business.

We plan to transmit the programming to the affiliates in such a manner that they will have the ability to air all or a portion of the daily program schedule provided by the Company. Generally, our affiliate agreements will request that an affiliate broadcast a minimum of 2 hours of our programming during a must-carry time period each day, but also give them the opportunity to carry all the 24-hour program grid, as long as they provide weekly affidavits of what UATV programs they air. Past results from previous periods when the Company was airing programming to the affiliates indicates that approximately 20% of the affiliates broadcasted 12 hours or more per day of the UATV programming, with the remaining affiliates airing 6 hours or less. Generally the UATV advertising rates are expected to be calculated based on the Nielsen ratings obtained for UATV programming aired on the affiliate stations.

We have access to a variety of sports and entertainment programming. Urban Television plans to broadcasts a variety of other shows, including, sports, movies, news, entertainment, variety, and family programming. Our programming will come from a variety of sources, including the sources that have supplied programming in previous years.

We are targeting the minority markets, primarily the African American and English-speaking Hispanic Markets, because we believe that they present numerous marketing opportunities and that are currently under-served by our competition.

According to Census Bureau statistics, approximately 35+ million African-American and 35+ million Hispanic citizens living in the United States, or approximately 27% (approximately 13% each) of the total U.S. population with a spending power in excess of $600 billion each. These two populations have a combined $1+ Trillion dollar urban spending power and would rival the 11th richest nation in the world. The income of this group has increased by 170% over the last 17 years and exceeds the growth rate of 112% for other ethnic groups over that same period. According to the Selig Center for Economic Growth at the University of Georgia, African- American and Hispanic buying power - the personal income available after taxes for spending on goods and services - stands at over $1.3 trillion and will increase to over $1.6 trillion in 2007.

With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African-American and Hispanic especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2005 for a one-year period. On January 31, 2006, the Company renewed its certification with the Dallas/Fort Worth Minority Business Council, Inc. for a one-year period ending January 31, 2007.

Urban Television Network

We plan to broadcast our programming to a combination of full power and low power stations, the latter of which are generally located close to or are directed at urban areas.

Programming

The Company's mission is "to chronicle the beauty, depth and breadth of African-American, English-speaking Hispanic and other ethnic groups' cultures and histories from yesterday to today and into the future." There are approximately 36 million African-American and 19 million English-speaking Hispanic citizens living in the United States, or 12.8% and 6.7% of the total population, respectively. These two groups have a total estimated spending power of $1+ billion.

UATV Network's programming will be suitable for African-American and English-speaking Hispanic families, as well as other ethnic demographics and will not include adult-only programming. UATV Network's goal is to give the African-American and English-speaking Hispanic urban communities programming that will demonstrate more of their traditional cultures and heritages. As a new network, UATV will not currently have sufficient capital to allow it to develop more than a fraction of it's programming and thus will rely on outside sources of programming for the foreseeable future. As cash flow allows, UATV Network will look to develop a larger percentage of its programming. To insure the quality of our programming, we have decided that we will limit the airing of "infomercials," or program-like commercials on our program schedule.

UATV Network will seek to develop a library of content for its African-American and English-speaking Hispanic markets that includes talk shows, women's programming; biographies; comedies; kids programming; music; dramas; film shorts; animation; international lifestyle; and news. A sample of the UATV Network's proposed weekly programming schedule can be at www.uatvn.com by clicking the "Programming" link.

The  Company's  goal  in  developing  its  program  schedule  is to  target  the
"trendsetter" marketing demographic (young, urban, African-American and English-speaking Hispanic teens), women and families that major companies such as Seven Eleven, Southwest Airlines, Blockbuster, Citibank, Nike, Coke, Pepsi, Proctor and Gamble, General Electric, Dell, Microsoft, Apple, General Motors, Ford, Chrysler, Nissan, Exxon-Mobil, Texaco, Prudential Securities, Merrill Lynch, American Airlines, Delta Airlines, and music companies pursue as the major focal point for our network affiliates, during pivotal prime time viewing hours. The UATV Network will only have a small amount of original programming from its inception but plans to increase its original programming going forward to set it apart from other minority focused networks. Samples of the UATV Network's proposed initial programming schedule can be seen at www.uatvn.com by clicking the "Programming" link.

Urban Television believes that there is adequate programming available from program syndicators like FOX, Universal, Sony, Paramount and independent companies. The UATV Network plans to broad 24 hours daily, seven days per week with a diversified programming schedule that will be continually revised for new programming coming to the Network.

     Programming Costs

Urban Television has, in the past and plans to in the future, obtained virtually all of the its programming from outside sources in exchange for allowing the program provider to fill a portion of the advertising slots). See the Licensing Rights section below for a discussion of how the advertising time is generally expected to be divided between the Company, program providers and broadcast station affiliates.

     Programming Distribution

There are a number of mediums available for distribution of the Urban Television Network programming to viewing audiences. Generally, the three largest are traditional broadcast television stations, cable television systems and direct satellite broadcasters such as DirectTV and Dish Network. Previously, when the UATV network was airing programming, it had approximately 70 broadcast television station affiliates of which a number were also on cable in their local markets.

The Company's goal is to negotiate affiliate agreements with the owners and operators of none Nielsen rated Full Power television stations that are already on cable systems and satellite channel space, noting that the network has a minority focused programming grid. The Company believes that, with access to Nielsen ratings and programming addressed to the African- American, English-peaking Hispanics and other minority viewers, many of these operators may be willing to accept terms favorable to the UATV Network. Because none of these arrangements have yet been negotiated, there can be no assurance that these goals will come to fruition.

     The Broadcast Facilities and Satellite Signal.

In November 2005, the Company extended for 5 years its agreement with Westar Satellite Services LP for uplink services of the Company's digital signal to Intelsat 5 satellite. The cost to the Company is $8,800 per month plus taxes, during the term of the agreement. Westar Satellite Services LP has filed a lawsuit against the Company for nonpayment of past due amounts.

In December 2005, the Company extended for 5 years its agreement with Intelsat, Inc. for 6 MHZ C-Band Non-Preemptible bandwidth on its Intelsat 5 satellite at the monthly rate of $17,850. In May of 2006, Intelsat terminated this agreement due to nonpayment by the Company.

     Licensing Rights.

Our basic form of licensing rights agreement with program suppliers has contained terms pursuant to which the Company obtained broadcasting rights to certain identified programming and in exchange, we allowed the licensor advertising time during the broadcast of such programs. Generally speaking, in a thirty (30) minute program with seven (7) minutes of commercial time, the time is allocated as follows:

     o    two and one-half (2.5) minutes to the licensor;

     o    two (2) minutes to our affiliate station; and

     o    two and one-half (2.5) minutes to Urban Television Network.

The licensor can then sell this advertising time to outside parties, thereby earning income on the licensing of their program. Our licensing agreements were generally for a term of 26 to 52 weeks and were cancelable by either party upon thirty (30) days written notice. We also had the right to refuse any program, without prior notice, if the content, subject matter, or production quality did not meet our standards. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level.

     Affiliates

Generally, our affiliate agreements will request that an affiliate broadcast a minimum of 2 hours of our programming during a must- carry time period each day, but also give them the opportunity to carry all the 24-hour program grid, as long as they provide weekly affidavits of what UATV programs they air. Past results from previous periods when the Company was airing programming to the affiliates indicates that approximately 20% of the affiliates broadcasted 12 hours or more per day of the UATV programming, with the remaining affiliates airing 6 hours or less. Generally the UATV advertising rates are expected to be calculated based on the Nielsen ratings obtained for UATV programming aired on the affiliate stations.

Why would a station become an affiliate of an Unwired Network?

         -Affiliates gain strength in advertiser revenue by attracting large, national and regional advertisers they would never sell to as a single station

         -Free programming with commercials  imbedded in programs.  Stations are able to offer X amount of local and regional advertising sales as part of their established barter deal. Many programs, with tied commercials, are offered this way through the broadcast industry.

         -Unwired networks DO NOT COST THE LOCAL STAIONS ANY MONEY. Today's cable multiple system operator giants ("MSO's) such as Time Warner, Cox, and Comcast, require local stations to pay money to be part of their cable distribution systems if they are not part of the "must carry" exempted local stations. The "must carry" rules allow MSO's to avoid carrying signals of stations with duplicative programming in their local markets, thus placing a premium on stations with desirable programming. Many smaller stations, without the financial means to improve their programming, cannot compete in this world of cable dynasties. Unwired networks, such as Urban Television Network, have the promise to allow these stations to compete, by offering attractive programming, or bypassing the cable MSO's altogether as part of a national network. We will discuss them momentarily.

In April of 2006 when the UATV Network stopped the airing of programming to its affiliates, we had approximately 70 affiliates located in over 60 markets with a household coverage of approximately 22 million households, we were granting the affiliates a limited license pursuant to an affiliate license agreement. This limited license permitted the affiliates to receive the UATV Network programming via satellite transmissions and to exhibit and rebroadcast our programming.
Additionally, we requested the affiliates' to submit monthly broadcast logs in order to monitor compliance with these requirements. The affiliates agreed that they would not preempt, cover or in any way disrupt national advertisements contained in any program or portion thereof that they broadcasted with the exception of two (2) two-minute spots per hour the were allowed for local commercial insertions, as well as two (2) ten-second station breaks per hour. The affiliate agreement also allowed the UATV Network or the affiliate the ability to cancel the affiliate agreement at any time with thirty (30) days written notice.

     Revenues and Marketing

Management has developed a revenue generation plan that includes program syndication, securing network advertising at the best available rate, uplinking other party's signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. Management intends to increase rates as affiliate stations are added to the network. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition, the Company has added a focus to negotiate affiliate agreements with the owners and operators of none Nielsen rated full power television stations who are already on cable systems and satellite channel space, noting that the network has a minority focused programming grid. The Company believes that, with access to Nielsen ratings and programming addressed to the African American, English-peaking Hispanics and other minority viewers, many of these operators may be willing to accept terms favorable to the UATV Network. Because none of these arrangements have yet been negotiated, there can be no assurance that these goals will come to fruition.

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

     1. Advertising spots and programming time on the network and local stations. Our revenues will be affected primarily by the advertising rates that we are able to charge for national advertising commercials on the Urban TV Network and local spots that the Company may obtain on local stations, as well as the overall demand for African-American and English-speaking Hispanic television advertising time by advertisers.

     National Spot Advertising. National advertisers have the opportunity to buy "spot" advertising on a network-wide basis or in specific markets. For example, an advertising agency in New York could purchase advertising spots on a program airing in a particular time period on all the affiliate stations or purchase advertising spots for a program airing on affiliate stations in particular markets where the Network has an affiliate station.

The Company's plan is to have yet to be established sales personnel located in all of the major markets that have a large concentration of advertising agencies targeting the African-American and English-speaking Hispanic markets. The sales of the local spot advertising would then be generated by these local sales staff personnel.

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

     o the television audience shares in the demographic groups targeted by advertisers, and

     o    the supply and demand for African-American advertising time.

Seasonal fluctuations are also common to the broadcast industry and are due primarily to fluctuations in advertising expenditures by national and local advertisers. The first calendar quarter typically produces the lowest broadcast revenues for the year because of the normal post-holiday decreases in advertising.

Historically most of our network advertising has been sold to direct response and per inquiry advertisers. Going forward, we plan to deploy a network advertising team consisting of account executives that will solicit advertising directly from national advertisers as well as soliciting advertising from national advertising agencies. Locally managed stations will also have account executives that will solicit local and national advertising directly from advertisers and from advertising agencies in the local markets.

We will market our advertising time on the Urban Television network to:

     o Advertising agencies and independent advertisers. We will market commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time.

          To measure the size of a viewing audience, networks and stations generally subscribe to nationally recognized rating services, such as Nielsen. We have executed an agreement with Nielsen Media Research to measure the viewing audience of certain of our programs that will be aired in the must carry programming on potential affiliate network. This agreement will allow us to approach the larger advertising agencies. Currently, a number of potential Urban Television's affiliate stations are located in the smaller market areas of the country, which is also not as desirable to the larger advertising clients. Our goal is to enter into affiliate agreements with none Nielsen rated full- power television stations located in the top demographic market areas. Urban Television believes that it can offer these stations a proposal that will give them the benefit of Nielsen ratings on a local basis while giving the UATV Network the ability to cumulate local ratings into a national rating for its national advertisers.

     o Affiliate Stations. In exchange for providing programming and advertising time to affiliate stations, we plan to retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. As mentioned above, our goal is to move our network from its predominate low-power station affiliates to a full-power affiliate base. The basic plan would continue to share to advertising time in return for providing the programming. By aggregating a number of the affiliate stations and accumulating a large household coverage base, Urban Television will be able to sell its national advertising spots for the best rate possible.

     o Program Owners: In exchange for licensing rights to select programming, the program owner generally retains a portion (usually half) of the available advertising time in each program and we as the network would get the other half of the available advertising time in each program. The program owner is then able to sell the advertising time he retains to outside agencies and corporate advertisers. Initially, we plan to obtain programming by contracting with program owners at the annual National Association of Television Program
          Executives convention and by contracting with program owners who during the year approach the UATV Network looking for distribution sources. In the future, to acquire certain exclusive, original or first-run usage and licenses for programming, we may be required to incur upfront programming expenses.

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

These marketing efforts will be enhanced through the use of research developed by an in-house research department (which is yet to be established) and from data obtained through the Company agreements with Nielsen Market Research utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price our commercial inventory. The research department will further help our sales efforts by identifying and targeting advertisers in this utilized market.

As the Company grows, its goal is to have national and network sales offices in the major media markets such as Los Angeles, New York, Miami/Atlanta, Chicago and Dallas/Houston.

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

The Company believes that its strongest competitive advantages will be: (1) its ability to give the affiliates access to Nielsen rating information that can be used to increase the affiliates advertising spot revenues; (2) the quality of and vision of its African American and English-speaking Hispanic oriented programming; (3) its competitive advertising rates; (4) the African-American and English-speaking Hispanic nature of the Network's broadcasts and programming;
(5) cross promotional and advertising opportunities with other media; (6) its technology plan that gives its affiliates the tools to manage their stations;
(7) its success in becoming a publicly traded majority minority owned Minority Business Enterprise that enables it to access diversity spending by major advertisers; (8) synergistic entertainment opportunities in film, television, music, the Internet and intellectual property.

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

Some of the competition in our market niche are:

     Black Entertainment Television (BET): BET, formed and headed by Bob Johnson, and now owned by Viacom, has been in business for 20 years and currently reaches approximately 55+ million homes. BET's annual revenues have hover at around $160+ million. BETs programming basically consists of no-cost music videos, low-cost standup comic shows, infomercials and some talk shows. Programming has always been a sore spot for BET and its relationships with the Multiple Systems Operators (MSOs) and the African-American Community. The sore spot comes from the fact that the African-American Community does not believe that BET's programming depicts the true culture and lifestyle of this ethnic group. Bob Johnson's, and now Viacom's, retort has been over the years, "We are a business first and a black network second." This is clear to many and provides Urban TV with a great opportunity to provide a different programming philosophy that will depict the culture and lifestyle of the African-American Community, allowing it to take pride in and support the Urban TV programming. BET will try to obtain more channel space on cable networks to thwart the competition, including the Company's Urban Television network. BET.com, a great website and venture with major media entities as partners, has been launched.

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

For the UATV Network to develop and continue to grow, particular emphasis has to be placed on (1) Maintaining its agreement with Nielsen Media Research which provides media research measures its audience(2) securing affiliations with full power independent broadcast television stations in the major African American and English-speaking Hispanic demographic markets, (3) implementation of an effective sales force and (4) developing and acquiring innovative programming to attract advertisers, sponsors and viewers and (5) maintaining its status as a certified Minority Business Enterprise which will allow it to qualify for diversity dollars set aside by the major corporations.

     Competitive Strategy

Urban Television's goal is to become the best managed, highest quality, multimedia company that focuses on the African-American, English-speaking Hispanic and other minority ethnic markets. Led, initially, by a broadcast television station network and later with the addition of cable and direct-to-home systems, Urban Television plans to build a network that will make it one of the predominate television programming networks focusing on the depth, breadth, history and beauty of African-American and English-speaking Hispanic people and their cultures. Urban Television will pursue a strategy of differentiation within the broadcast television, cable and direct to home industry.

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

     o Execute on our agreement with Nielsen Media Research that will allow Nielsen to measure the emerging majority and UATV. This will enhance our ability to attract full-power broadcast stations and Fortune 1000 advertisers.

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

     o Develop a record label and music division at the appropriate time to take advantage of opportunities, when they arise in the future to brand Urban Television products;

     o Develop and nurture strong community relations through the use of fund raisers, scholarships, tie-ins to national and local groups, contests for viewers, awards shows, programming, use of the web sites, education and information, etc.

The affiliate stations will also face competition from direct broadcast satellite services, which transmit programming directly to homes equipped with special receiving antennas and from video signals delivered over telephone lines. Satellites may be used not only to distribute non-broadcast programming and distant broadcasting signals but also to deliver certain local broadcast programming which otherwise may not be available to a station's audience.

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

     Contractual Relationship with Nielsen Media Research. The Company has negotiated a contractual relationship with Nielsen Media Research to have certain of its UATV programs rated, which will allow the Company to increase its affiliate base with full power broadcast television stations that can not afford Nielsen ratings and charge for advertising spots and program sponsorships based on the Nielsen ratings.

     Our Management Team Reflects our Target Audience. From CEO, Jacob R. Miles III, to Kevin Wiley and Alfred Baker, former executives with the Heritage Network, our team is expected to be comprised of many African-Americans and other minorities. We believe that the best way to understand the needs and wants of our target market is to include people that share a similar cultural background to our target audience. The nature of our management team is also reflective of our dedication to the creation of an urban network that focuses on the African-American and English speaking Hispanics.

     Our Ability to Broadcast in Digital. Unlike many television networks, we will broadcast our programming in a digital format from a fully-digital earth station. We chose this format in anticipation of an FCC regulation requiring all television stations to broadcast in digital by 2009. The operation of a digital control room requires much less input and effort than a traditional analog station. Although, not all of our affiliate stations will have the ability to broadcast in digital, sending out a digital signal will help reduce our operating costs because the cost of a digital signal is less than leasing an analog signal on the satellite transponder.

In the course of its business, our Network will use various trademarks including its logo in its advertising and promotions. We believe the strengths of our trademarks are important to our business and intend to continue to protect and promote our marks as appropriate. Currently, we have applied for trademark protection on Urban Television and certain other brand identification. There can be no assurance that we will receive each of these trademarks. Other than these pending trademarks, we do not hold or depend upon any material patent, government license, franchise or concession.

The Commercial Television Broadcasting Industry

General. Commercial television broadcasting began on a regular basis in the 1940s. The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area, and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called "Designated Market Areas" or "DMAs", is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates.

Revenue. Television station revenue is generally derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation, retransmission revenue and other sources. Advertising rates are set based upon a variety of factors, including

          o a program's popularity among the viewers an advertiser wishes to attract;

          o    the number of advertisers competing for the available time;

          o the size and demographic makeup of the market served by the station; and

          o    the availability of alternative advertising media in the market.

Also, advertising rates are determined by a station's ratings and audience share among particular demographic groups.

Competition

     General. Competition in the television industry takes place on three primary levels:

          o    competition for audience;

          o    competition for programming; and

          o    competition for advertisers.

Competition for Audience. Affiliate stations compete for audiences on the basis of program popularity, which generally consists locally-produced news, public affairs and entertainment programming and syndicated and network programming. The popularity of the programming we will provide to the affiliates has a direct effect on the rates we will be able to charge our advertisers. In addition, although the commercial television broadcast industry historically has been dominated by the broadcast networks ABC, NBC, CBS and FOX, other newer networks and programming originated to air solely via subscription systems, such as cable and satellite systems, have become significant competitors for the broadcast television audience. Currently, broadcast-originated programming accounts for about half of all television viewing.

     Other sources of competition for audience include;

          o home entertainment and recording systems (including VCRs, DVDs, DVRs and playback systems);

          o    video-on-demand and pay-per-view;

          o    television game devices;

          o    the Internet;

          o    portable  digital  devices (such as video iPods and cell phones);
               and

          o    other sources of home entertainment.

     Competition  for  Programming.   Competition  for  non-network  programming
involves negotiating with national program distributors or syndicators that own/sell first-run and off-network packages of programming. We will compete with other program providers for exclusive access to first-run and re-run product.

     Competition for Advertisers. Broadcast television stations compete for advertising revenue and marketing sponsorship with other broadcast television stations, and a station's competitive edge is in large part determined by the success of its programming. Broadcast television stations also compete for advertising revenue with a variety of other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and local cable and satellite system operators serving the same market.

     Additional factors relevant to a television station's competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum historically have had a competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of cable television and satellite delivery systems and the commencement of digital broadcasting have reduced the VHF signal's competitive advantage.

Federal Regulation of Television Broadcasting

     General. Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act requires the FCC to regulate broadcasting so as to serve "the public interest, convenience and necessity." The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to; o issue, renew, revoke and modify broadcasting licenses;

          o    assign frequency bands;

          o    determine stations' frequencies, locations and power; and

          o    regulate the equipment used by stations.

The Communications Act prohibits the assignment of a license or the transfer of control of a license without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite ("DBS") systems and other electronic media that compete with broadcast stations. In addition, although the FCC has reduced its regulation of broadcast stations, the FCC continues to regulate matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices and obscene and indecent programming. In recent years, the FCC has increased its regulatory focus on indecency, which may impact certain of our programming decisions.

The following discussion summarizes the federal statutes and regulations material to the television broadcast industry, but does not purport to be a complete summary of all the provisions of the Communications Act or of other current or proposed statutes, regulations, and policies affecting our business. The summaries which follow should be read in conjunction with the text of the statutes, rules, regulations, orders, and decisions described herein.

     License Renewals. Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. In addition, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for license renewal.

     Ownership Regulation. The Communications Act and FCC rules limit the ability of individuals and entities to have certain ownership or positional interests in certain combinations of broadcast stations and other media. During 2003, the FCC conducted a comprehensive review of all of its broadcast ownership rules, including the local television ownership rule, national television ownership rule, local radio ownership rule, newspaper/broadcast cross-ownership rule, and radio/television cross-ownership rule. In June 2003, the FCC adopted an order liberalizing most of the ownership rules , which would have permitted station owners to acquire television stations in certain markets where they are currently prohibited from acquiring new stations. Shortly thereafter, however, Congress adopted legislation to overturn and modify the FCC's liberalization of its national television ownership rule, and the FCC's other ownership regulations were challenged in the courts. The U.S. Court of Appeals for the Third Circuit affirmed certain of the rules but rejected those affecting local television ownership and local cross- ownership of newspapers and broadcast stations and remanded the matter to the FCC for further proceedings. On June 13, 2005, the United States Supreme Court declined to review the Third Circuit's decision. During the pendency of the FCC's review of the ownership rules on remand, the FCC's pre-June 2003 broadcast ownership rules remain in effect. The FCC's current ownership rules that are material to our operations are summarized below:

     o Local Television Ownership. Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station.

Common ownership of multiple television stations in a market could adversely affect the Company's future affiliate possibilities, if the larger networks control most of the television stations in given markets.

Cable and Satellite Carriage of Local Television Signals. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Stations were required to make cable carriage elections for the period January 1, 2006 to December 31, 2008, by October 1, 2005.

The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. Stations were required to make satellite carriage elections for the period January 1, 2006 to December 31, 2008, by October 1, 2005.

Cable and satellite systems generally will be required under the FCC "must carry" rules to carry a single programming stream transmitted by each local digital television station at the end of the digital television transition. During the transition period, cable operators are required to carry either a station's analog or digital signals, but not both. After the conversation to digital, cable operators will be required to carry only a station's primary video programming channel. Therefore, the FCC does not require cable operators to carry additional channels that we may create using our digital spectrum. Petitions filed by the broadcast industry requesting the FCC to reconsider that decision are pending. Nonetheless, we have retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital signals of our stations.

In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA"). SHVERA extended until December 31, 2009, the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate). SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit a station's signal out of its DMA into communities in which the station is "significantly viewed" (as that term is defined by the FCC).

     Digital Television Service. The Communications Act and the FCC require television stations to transition from analog television service to digital television service. Recently, Congress passed and the President signed new legislation that establishes a hard transition deadline of February 17, 2009. Until the end of the transition, in general, stations are required to operate both analog and digital facilities.

     Indecency Regulation. Federal law and the FCC's rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. The Commission defines "indecent" content as "language that, in context, depicts or describes sexual or excretory activities or organs in terms patently offensive as measured by contemporary community standards for the broadcast medium." "Profane" content has been recently defined by the FCC as "vulgar, irreverent, or coarse language" which includes language that "denote[s] certain of those personally reviling epithets naturally tending to provoke violent resentment or denoting language so grossly offensive to members of the public who actually hear it as to amount to a nuisance." In recent years, the FCC and its indecency prohibition have received much attention. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the granting of short or less than the maximum renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license. Congress is currently considering legislation that would, among other things, raise the maximum amount of existing indecency fines from $32,500 to $500,000.

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

Facilities

We currently lease our principal offices and production studios of approximately 6,000 square feet located at 2707 South Cooper Street, Suite 119, Arlington, Texas 76015. The Company pays $2,569 per month and the term of the lease goes through February 28, 2007 with an option to extend on a year to year basis with the monthly rental rate increasing 5% on each renewal. We use this space for our general office and administrative purposes, master control and production studio. When broadcasting, we fibered our programming to Westar Satellite Services LP uplinking facilities in Cedar Hill, Texas, which then uplinked the programming to the satellite, which then broadcasted it to affiliates located throughout the country.

Employees

As of September 30, 2006, we had 3 full time employees. The Company has contractual relationships with its Chief Executive Officer and Executive Vice President and Chief Financial Officer. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.


Item 2.   Properties

A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.


Item 3.   Legal Proceedings and Administrative Matters

The Company's motion to dismiss was granted on February 23, 2006 by the United States District Court, Central District of California, Los Angeles Division in a legal action styled Walter E. Morgan, Jr. vs. Urban Television Network Corporation et al. The Company claimed that the Plaintiff claims should have been brought in a previous case wherein the Company took a judgment against Mr. Morgan in excess of $1,500,000 in June 2004 in the U.S. District Court for the Northern District of Texas, Fort Worth Division. Mr. Morgan and his related companies appealed the judgment, which was dismissed sua sponte by the U.S. Court of Appeals for the Fifth Circuit. The Company has made the decision not to record the default judgment as an asset until at such time as it is confident that asset value can be recovered from the defendants.

The Company is party to legal action pending in the United States District Court for the Northern District of Texas. The Company has been served with a summons in a civil case styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation. The Receiver has filed complaint against the Company to recover advances in the amount of $665,000 to the Company by Mega Fund Corporation on behalf of Dove Media Group, Inc. related to its stock subscription agreement. The Company has recorded these advances as a liability on its financial statements and believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity. On December 6th, 2006 the United States District Court signed an Agreed Order of Dismissal of the law suit without prejudice.

The Company is party to legal action pending in the 162nd District Court, Dallas, Texas. The Company has been served with a summons in a civil case styled Westar Satellite Services, L.P. vs. Urban Television Network Corporation. The Plaintiff has filed complaint against the Company to recover amounts due Plaintiff under a promissory note and Master Service Agreement. The Company has recorded the related liabilities for the promissory note and master service agreement on its financial statements and believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.


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

A range of high and low quotations for the Company's Common Stock for fiscal years 2006 and 2005 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                        2006                      2005
                                  Low          High         Low          High
                                  ---          ----         ---          ----

     First Quarter              $0.160        $0.030      $0.130        $1.150
     Second Quarter             $0.090        $0.030      $0.015        $0.640
     Third Quarter              $0.040        $0.020      $0.150        $0.290
     Fourth Quarter             $0.030        $0.020      $0.090        $0.210


The Company common stock commenced trading on the NASD's OTC Bulletin Board in August of 2002.

At September 30, 2006 there were 850 holders of record. No dividends have been paid to date and it is not anticipated that dividends will be paid in the near future. We currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. We cannot assure you that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Recent Sales of Unregistered Securities

During the period July 1 through September 30, 2006, we sold the following securities in exempt transactions not requiring registration:

     None


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

          STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, such as statements relating to plans for revenue generation, network development, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

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

The Company acquired a television network affiliate base from Hispanic Television Network, Inc. (HTVN). This television network provides television programming serving ethnic minority programming interests of the African-American and English- speaking Hispanic populations across the United States. When the UATV Network stopped airing programming to its affiliates in April of 2006, it had approximately 70 broadcast television station affiliates in various parts of the country.

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

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2006 for twelve months.

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

Management has developed a revenue generation plan that includes program Syndication, securing network advertising at the best available rates, uplinking other parties' signals to the satellite, plus implementing a technology plan to assist its affiliates with the sale of their local advertising time. Management intends to increase advertising rates as affiliate stations are added to the network and Nielsen ratings increase for its programs. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition the Company has added a focus (using the benefits of its Nielsen Market Research agreements) to secure affiliations with independent full power stations that have must carry privileges with the cable and digital distribution companies, but yet do not have the financial means to subscribe to Nielsen ratings.


Critical Accounting Policies and Estimates

     Use of Estimates

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
Note 1 of the Notes describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, some of which may require revision in future periods. Actual results could differ materially from those estimates.

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

     Impairment of Long Lived Assets

Impairment losses on long-lived assets, such as coal reserves and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

     Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our September 30, 2006 audited financial statements.

     Financial Condition

Our ability to continue as a going concern and achieve profitability, if at all, will depend upon a number of factors, including, among other things, market acceptance of our gaming machine products, reliability of our products and services, customer support and satisfaction, sufficient capital to fund ongoing research and development and adequate capital to expand our business. There can be no assurance that any of the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. As with all developing companies, we are subject to risks such as uncertainty of revenues, markets, profitability and the need for additional funding. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

The Company's plan is to have yet to be established sales personnel located in all of the major markets that have a large concentration of advertising agencies targeting the African-American and English-speaking Hispanic markets. The sales of the local spot advertising would them be generated by these local sales staff personnel.

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

We will market our advertising time on the Urban Television network to:

     o Advertising agencies and independent advertisers. We plan to market commercial time to advertising agencies and independent advertisers. The monetary value of this time is based upon the estimated size of the viewing audience; the larger the audience, the more we are able to charge for the advertising time.

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

     o Affiliate Stations. In exchange for providing programming and advertising time to affiliate stations, we plan to retain advertising time and gain access to the affiliate stations' markets. In a traditional broadcasting contract, an affiliate station would retain all available advertising time, which it would then sell to outside advertisers, and the network would receive a fee from the affiliate station. As mentioned above, our goal is to move our network from its predominate low-power station affiliates to a full-power affiliate base. The basic plan would continue to share advertising time in return for providing the programming. By aggregating a number of the affiliate stations and accumulating a large household coverage base, Urban Television will be able to sell its national advertising spots for the best rate possible.

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

After over five years of operation of the Urban Television Network, the Company believes that upon successfully obtaining new financing that it has assembled a seasoned management team with the experience to develop the Company into a diversified multi-platform distribution media company generating multiple cash flow streams from produced and acquired urban focused content. The Company believes that this platform would extend the Company's offerings to its targeted urban viewers by enabling those viewers to access UATV content through alternative distribution channels. To achieve this end, the Company intends to expand its distribution to other media platforms such as cable television, video-on-demand ("VOD"), wireless, broadband internet, internet protocol TV ("IPTV"), home video, personal digital appliances ("PDA's), cellular phones utilizing G-3 broadband streaming infrastructure, and like digital and wireless applications now known and hereinafter conceived and/or invented. The Company intends to create equity value by monetizing cost- efficiently produced content across multiple distribution channels generating multiple revenue streams, while building a library of content assets that will have annuity value.

These marketing efforts will be enhanced through the use of research developed by an in-house research department (which is yet to be established) and from data obtained through the Company agreements with Nielsen Market Research utilizing both qualitative and quantitative information. This research will allow the sales departments to better negotiate and price our commercial inventory. The research department will further help our sales efforts by identifying and targeting advertisers in this utilized market.

As the Company grows, its goal is to have national and network sales offices in the major media markets such as Los Angeles, New York, Miami/Atlanta, Chicago and Dallas/Houston.

     Expenses

Our most significant operating expenses will be satellite and uplink transmission costs, master control costs, technology expenses, employee compensation, advertising and promotional expenses, and production and programming expenses. In cases, where we may in the future incur upfront programming expenses to procure exclusive programming usages and licenses, upfront payments will, in most cases, be amortized over the applicable contract


-----------------------------
1 Television Week, March 7, 2006, p. 30, citing to data provided by Syndicated National Television Association
2 Black Hispanic DMA Market Demographic Rank, Nielsen Media Research, September 2004, p.40.
3    Volume 4, #68, April 27, 2004.
     3. Multi-Platform Strategy in Wireless and other Digital Applications term. Until cash flow permits, we do not expect to acquire exclusive programming usages and licenses that require up front costs. We will maintain tight controls over our operating expenses by contracting master control and centralizing network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

As a result of attracting key officers and personnel to Urban Television, we may offer stock grants or options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

At such time as the Company begins airing its programming to an affiliate base, the monthly operating expense level may vary from month to month due primarily to the timing of significant advertising and promotion expenses. We anticipate incurring significant advertising and promotion expenses associated with the growth of the Company. Increased advertising revenue associated with these advertising and promotional expenses will typically lag behind the incurrence of these expenses.

Results of Operations

Urban Television Network Corporation - Historical Results of Operations Year ended September 30, 2006 compared to the year ended September 30, 2005.

     Revenues. Revenues are primarily derived from sales of advertising and programming time. Revenues for fiscal 2006 were $89,716 compared to $297,954 for fiscal 2005, a decrease of $208,238. The decrease in revenues is primarily attributable to decreases in revenues from the production of events and uplink services. The decrease in revenues is attributable to the Company not yet having implemented its revenue generation plan built around Nielsen ratings that includes national and local advertising sales, uplinking other parties' signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. Before the Company ceased airing its signal in April of 2006, it had maintained an affiliate base of approximately 70 broadcast stations with a household coverage of approximately 22 million.

     Cost of Operations. Costs of operations were $765,717 for the 2006 fiscal year and $1,382,714 for the 2005 fiscal year. The major components of cost of operations for the years ended September 30, 2006 and 2005 were as follows:

                                                        2006         2005
                                                     ----------   ----------

     Satellite and uplink services                   $  486,488   $  360,254
     Master control and production                       98,047      267,254
     Programming costs                                   19,997      215,835
     Affiliate relations                                 36,271       69,048
     Station operating costs                                 -       255,255
     Technology expenses                                124,914      215,068
                                                     ----------   ----------
           Total Cost of Operations                  $  765,717   $1,382,714
                                                     ----------   ----------

Certain prior year amounts have been reclassified to conform with current year presentation.

The cost of satellite and uplink services increased by $126,234 during the year ended September 30, 2006 as compared to 2005 primarily as the result of the Intelsat assessing a termination fee of $216,000 in April of 2006 when it terminated the Company's satellite transponder space for nonpayment.

The cost of master control and production decreased by $169,207 for year ended September 30, 2006, primarily as the result of the reduction of personnel in master control and production departments due to the Company's lack of operating capital.

Programming costs decreased by $195,838 for the year ended September 30, 2006, primarily as the result reduction in programming personnel during the year due to the Company's lack of operating capital.

Affiliate relations costs decreased by $32,777 for the year ended September 30, 2006, primarily as the result of the reduction of personnel in the affiliate relations department due to the Company's lack of operating capital.

The costs of operations for stations decreased by $255,255 for the year ended September 30, 2006, as the result of the Company canceling its station management agreements for stations in Dallas and Oklahoma City in fiscal year 2006.

The technology expenses decreased by $90,154 for the year ended September 30, 2006, primarily to a decrease in the technology consulting services incurred by the Company due to the Company's lack of operating capital.

General and Administrative. General and administrative expenses for the fiscal year ended September 30, 2006 were $949,627 compared to $1,619,574 for the 2005 fiscal year.

Following is a comparative of the general administrative expense categories for the periods ended September 30, 2006 and 2005.

                                                         2006         2005
                                                      ---------    ---------
     Administrative personnel                         $ 302,220    $ 300,000
     Stock based compensation                           190,780      368,674
     Nielsen Market Research                             85,292           -
     Consulting                                          18,950       30,015
     Contract labor                                       4,600        6,935
     Travel, conventions                                139,554       50,337
     Legal fees                                          15,000      119,784
     Las Vegas office expenses                               -       473,129
     Commissions                                             -        14,111
     Accounting fees                                     15,637       11,577
     Public relations costs                               3,559        5,050
     Transfer Agent, permit fees                          9,728       21,701
     Rent expenses                                       58,320       53,084
     Internet and service bureau costs                   17,477       23,596
     Supplies - digital operations                           -        36,671
     Supplies                                             8,407        6,493
     Payroll taxes                                        8,990       13,069
     Taxes -other                                        18,561       13,143
     Telephone                                           29,194       22,227
     Postage and shipping                                 4,241        9,051
     Marketing,printing,promotions                           -         9,294
     Utilities                                           14,760       18,995
     Other                                                4,357       12,638
                                                      ---------   ----------
        TOTAL                                         $ 949,627   $1,619,574
                                                      ---------   ----------

Certain prior year amounts have been reclassified to conform to current year presentation.

The decrease of $177,894 in stock based compensation for the year ended September 30, 2006 is due primarily to a decrease in the number shares being issued to management and board members.

The Nielsen Market Research expenses increased by $85,292 for year ended September 30, 2006 as compared to the same periods for 2005 as the result of the Company's contract with Nielsen beginning January 1, 2006.

The decreases in consulting fees of $11,065 for the year ended September 30, 2006 as compared to the same period for 2005, is due the Company replacing consultants with additional management personnel.

The increase of $89,217 in travel and conventions for the year ended September 30, 2006 as compared to the same period in 2005 is primarily related to the Company's recognizing $110,495 in travel expenses of R.J. Halden Holdings, Inc. to be added to its bridge loan with the Company.

Legal expenses decreased by $104,784 for the year ended September 30, 2006 as Compared to the same period in 2005, primarily due to the Company's legal costs Related to the search for capital and minority investors and with the continued legal requirements regarding the permanent injunction obtained by the Company against Walter E. Morgan, Jr. and his appeals.

The decrease of $473,129 in expenses associated with the Las Vegas office for the year ended September 30, 2006 as compare to the same period in fiscal 2005 is due to the resignation of Lonnie G. Wright as Chairman and Chief Executive Officer and the termination of the stock subscription agreement with Wright Entertainment LLC. The $473,129 is made up of $307,500 in cash and note payable, $140,000 value assigned to 1,200,000 shares of common stock issued to Wright Entertainment LLC and $25,629 for office rent and telephones.

Commissions decreased by $14,111 in the year ended September 30, 2006 as compared to the same period in fiscal 2005 due to the Company not having any advertising or programming revenues produced by commissioned sales people during the year ended September 30, 2006.

Transfer agent and permit costs decreased by $11,973 for the year ended September 30, 2006 as compared to the same fiscal period for 2005 due primarily to the Company not incurring the expenses for issuance of stock certificates for the conversion of bridge loans in fiscal 2006 that were incurred in fiscal 2005.

Rent expense increased by $5,236 for the year ended September 30, 2006 as compared to the same fiscal period for 2005 due to the Company having rent expense for the production facilities 7 months in fiscal 2006 as compared to 5 months in fiscal 2005.

Supplies for digital operations decreased by $36,671 for the year ended September 30, 2006 as compared to the same fiscal period for 2005 due the Company having completed its basic conversion from a tape format to digital format in fiscal 2005 and also due the Company's lack of operating capital for any expansions.

Payroll taxes decreased by $4,079 for the year ended September 30, 2006 as compared To the same fiscal period for 2005 due to the Company's reducing the number of Employees due to the lack of necessary operating capital.

Taxes - other increased by $5,418 for the year ended September 30, 2006 as compared to the same period for fiscal 2005 due increased state and federal taxes related to uplink services.

Telephone expenses increased by $6,967 for the year ended September 30, 2006 as compared to the same fiscal period for 2005 primarily as the result of the Company securing its own high-speed internet services as opposed to outsourcing it in previous years.

Marketing, Printing and Promotions expenses in fiscal year ended September 30, 2006 was $0 as compared to $9,294 in the same fiscal period for 2005 because of the lack of operating capital.

Interest expense for the fiscal year 2006 was $46,791 compared to $45,032 for fiscal year 2005.

     Operating Results. We had a net operating loss of $6,354,726 for fiscal year ended September 30, 2006 compared to a net operating loss of $2,841,559 for the fiscal year ended September 30, 2005. The increased loss of $3,513,167 for 2006 was primarily attributed to the $4,600,000 impairment expense recorded against the coal reserves, a $670,122 decrease in administrative expenses of which $177,894 was attributable to a decrease in stock based compensation, a $104,784 decrease in legal expenses and a $473,129 decrease in Las Vegas office expenses.

     Earnings Per Share of Common Stock. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.08 and $0.03 for the years ended September 30, 2006 and 2005, respectively.


Liquidity and Capital Resources

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $24,786,553 from the inception of the Company through September 30, 2006.

Current liabilities at September 30, 2006 were $3,182,755 which exceeded current assets of $3,523 by $3,179,232. The Company's cash position at September 30, 2006 was $3,523, a decrease of $36,846 from the position at September 30, 2005. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Amounts due to stockholders increased from $488,382 at September 30,2005 to $863,092 at September 30, 2006 as the result of an additional net of $374,710 being loaned by stockholders during the fiscal year ended September 30, 2006. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

Due to the lack of necessary capital resources, the Company is not able to pay for its satellite space and uplinking services which in turn has resulted in the Company's ceasing the airing programming to its affiliates, which in turn has resulted in the affiliates having to seek other sources of programming. The Company has laid-off its master control employees while it seek financing.

The Company has made several concerted efforts to enlist support from its major shareholder groups. However, notwithstanding significant commitment, these efforts have been successful only in raising modest amounts to maintain marginal operations. The Company is continuing to work with certain investors to help meet immediate short-term liquidity needs estimated to be approximately $500 thousand and the funds to execute on its plan of developing an affiliate base of predominately full power stations with associated Nielsen ratings which would lead to advertising revenue from major corporations. As of December 27, 2006, the Company had cash on hand of approximately $1,000 and as of September 30, 2006, a net working capital deficit of $3,179,232. The Company has loan agreements with "certain lenders" totaling approximately $500,000 secured by blanket liens upon the Company's assets that matured in April 2006, which are now callable at anytime and entitled the lenders upon default to foreclose on the Company's assets. The total outstanding indebtedness as of December 27, 2006 is approximately $3,300,000 million. The Company's ability to continue its operations and execute on its business plan requires additional funds from various sources. If adequate funds are not available on acceptable terms our business future as a viable entity is in severe jeopardy.

Our continued growth, will require additional funds that may come from a variety of sources, including the stock subscription agreement with R.J. Halden Holdings, Inc., shareholder loans, equity or debt issuances, bank borrowings, capital lease financings, and the sale of the Company's coal reserves, should Geotec Thermal Generators, Inc., the seller, perform in accordance with the Agreement and process, sell and remit the net proceeds to the Company. As discussed in Note 4 to the Consolidated Financial Statements, the Company has established an impairment reserve against the coal Assets due to the Company not having the financial ability to clean the coal and Geotec Thermal Generators, Inc. declining to perform. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies at such time as the coal is processed and sold. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including paying past due notes payable, funding our working capital needs, funding key programming acquisitions, funding sales and marketing, securing cable connections, funding master control/ network equipment upgrades, making strategic investments.

The Company's expects licensing agreements with program suppliers to be generally for a term of 13 to 52 weeks and be cancelable by either party upon thirty (30) days written notice. These license agreements will provide the Company with a source of revenue by the Company's right to share in the commercial spots during the programs. The Company's policy will be to recognize the revenue associated with these sources of revenue at the time that it inserts the advertising spots or airs the long-form program at the network or local level. The cancelable feature of these license agreements could effect the Company's source of revenue generation should a program be cancelled by a licensor and the Company not be able to replace it within the 30 day notice of cancellation period.

In summary, until we generate sufficient cash from the sale of advertising revenue, we will need to rely upon private and institutional sources of debt and equity financing. We will require additional cash from the issuance of equity or debt securities in the year ending September 30, 2007 to finance our ongoing operations and strategic objectives. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations to profitability and beyond.

     Going Concern

Due to our continuing to be a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended September 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through September 30, 2006 have incurred losses of $24,786,553 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, and/or bank financing.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We had net losses $6,354,726 in 2006 and $2,841,559 in 2005. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an Urban format, including African American and English-speaking Hispanic programming. We currently anticipate, assuming that we obtain capital from new financing and equity sales, that our funds from equity sales will be sufficient to satisfy operating expenses for fiscal year 2007. We may need to raise additional funds, however, if by fiscal 2008 the Company is not generating enough revenue from advertising sales to satisfy operating expenses. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.


Contractual Obligations

Future payments due on the Company's contractual obligations as of September 30, 2006 are as follows:

                                                Total         2007    2008-2010
                                                -----         ----    ---------
 Operating lease -office space            $    32,400   $   32,400           --
 Advances by shareholders                     120,565      120,565           --
 Loans from shareholders                      679,016      321,000      358,016
 Loans from vendors                            75,000       75,000           --
 Contractual obligations                      665,000      665,000
 Contractual obligations                    2,319,004    1,529,004      790,000
 Total                                    $ 3,890,985   $2,742,969   $1,148,016


We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

                                  RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this transitional annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

              RISKS RELATED TO URBAN TELEVISION NETWORK CORPORATION

     We face risks in executing our business plan and achieving revenues. We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business financial condition or future results of operations. If that occurs, the trading price of our common stock could further decline.

     We have a history of significant operating losses, anticipate continued operating losses and we may be unable to achieve profitability.

We have a history of significant operating losses. For the years ended September 30, 2006 and 2005, we have incurred operating losses of $6,354,726 and $2,841,559, respectively, and our operations have used $561,146 and $1,232,115 of cash, respectively. As of September 30, 2006, we had an accumulated deficit of $24,786,553 and stockholders' deficit of $3,100,586. We anticipate realizing operating losses for the foreseeable future until such time as we realize revenues from the sale of advertising commercial spots sufficient to offset our operating expenses.

Due to the lack of necessary capital resources, the Company is not able to pay for its satellite space and uplinking services which in turn has resulted in the Company not being able to air the UATV programming to its affiliates. The Company has laid-off its master control employees while it seek financing.

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

Our ability to continue as a going concern and achieve profitability will depend upon a number of factors, including, among other things, acquiring additional working capital, the airing of programming on affiliate television stations and the generation of advertising revenues through the airing of advertising commercials in the programming. There can be no assurance that the foregoing will be accomplished or that we will achieve profitability on an ongoing basis. These factors could have a material adverse effect on our business, financial condition and results of operations.

     We face considerable competition from established networks and such Networks generally have substantially greater capital ,programming development and marketing resources than we possess.

The industry in which we compete is a rapidly evolving, highly competitive and Fragmented market, which is based on consumer preferences and requires substantial human and capital resources. We expect competition to intensify in the future. There can be no assurance that we will be able to compete effectively. We believe that the main competitive factors in the television and media distribution industries include effective marketing and sales, brand recognition, product quality, product placement and availability, niche marketing and segmentation and value propositions. They also include benefits of one's company, product and services, features and functionality, and cost. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They may be able to leverage their existing relationships to offer alternative products or services at more attractive pricing or with better customer support. Other companies may also enter our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may continue to improve or expand current products and introduce new products. We may be perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we will have to invest significant resources in business development, advertising and marketing. We may also have to rely on strategic partnerships for critical branding and relationship leverage, which partnerships may or may not be available or sufficient. We cannot assure that it will have sufficient resources to make these investments or that we will be able to make the advances necessary to be competitive. Increased competition may result in price reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors could have a material adverse effect on the Company's business, operating results and financial condition.

     Our capitalization is limited and we will likely require additional funding.

A limiting factor on our growth, including our ability to make acquisitions in The future, is our limited capitalization. We had cash in the amount of $3,523 and a working capital deficit of $3,100,585 as of our year ended September 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the development of a television network of full-power and low-power independent television stations. We will require additional financing for working capital purposes. There can be no assurance, however, that such financing will be available to us, and if so on reasonable terms. If we do not procure adequate financing when required, our business, financial condition and results of operations may suffer and our investors could lose their investment. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of business plan and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any new sales of share capital will result in dilution to existing shareholders.

     Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended September 30, 2006 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, The Hall Group CPAs, state in their notes to the audited financial statements for the year ended September 30, 2006, that our history of recurring losses and lack of revenues raise substantial doubt regarding our ability to continue as a going concern.

     Our Failure to Manage our Growth effectively could Prevent us from achieving our Goals.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the expansion of the affiliate network of independent television stations and production of programming, will require significant investments of capital and management's close attention over the next 12 months. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our potential sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

     If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, we could face difficulties in managing and integrating newly acquired operations.

Additionally,  such transactions  would divert management  resources.  We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

     We May be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended September 30, 2006. We will evaluate our internal control systems depending on the ultimate resolution of the applicability of the SOX 404 Rules to our Company.

Should we become subject to the final SOX 404 Rules we may expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, and there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors (if that is required). In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.


                        RISKS RELATED TO OUR COMMON STOCK

     Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

The market price of our common shares has experienced significant fluctuations and may continue to fluctuate significantly due to various factors, some of which are beyond our control, such as market acceptance of programming, technological innovation by our competitors, quarterly variations in our revenue and results of operations, general market conditions or market conditions specific to particular industries, including the television and media sector. In addition, given the extremely limited trading volume in our common stock, stockholders seeking to liquidate all or some of their holdings may experience difficulty in doing so.


     Our common stock is deemed to be "penny stock". Trading of our stock may be restricted by the SEC's penny stock regulations and the NADSD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock due to suitability requirements.

     Historically, our common stock has been deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stock may be more difficult for investors to resell. Penny stocks are stocks:

     [_]  Having a price of less than $5.00 per share

     [_]  Not traded on a "recognized" national exchange

     [_] Not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

     [_] Of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.


The closing bid price for our common stock on the OTC Bulletin Board on December 18, 2006, was $0.024.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of US$1,000,000 or an annual income exceeding US$200,000, or US$300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker- dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

     Future sales of common stock by our existing stockholders could cause our stock price to decline.

As of September 30, 2006, we had 77,822,277 outstanding shares of common stock. Approximately 58,993,366 of those shares are freely tradable without further registration under the Securities Act of 1933. Furthermore, an additional 136,104,486 shares of our common stock that are issuable upon the completion of performance of a stock subscription agreement with R.J. Halden Holdings, Inc. These shares will be "restricted securities," as that term is defined by Rule 144 under the Securities Act, and may be sold in the public market only if their resale is registered or if they qualify for an exemption from registration under the Securities Act. Furthermore, any shares of common stock that are held by our "affiliates," as that term is defined in Rule 144, may be publicly sold only if the sale is registered under the Securities Act or if the sale is made in compliance with certain volume limitations and other restrictions imposed by Rule 144, regardless as to whether the issuance of such shares to our affiliates was registered under the Securities Act.

The release into the public market of a large number of freely tradable shares and restricted securities that are now eligible or subsequently become eligible for public resale under Rule 144 could cause the market price of our common stock to decline. The perception among investors that these sales may occur could produce the same adverse effect on our market price.

     We do not anticipate issuing dividends to our stockholders.

We do not anticipate issuing dividends to our stockholders in the foreseeable future. In the event we achieve profitability in the future, the issuance of dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment.

     R.J. Halden Holdings, Inc. currently has a stock subscription agreement with the Company that if fulfilled will give it a controlling 60+% interest in our voting stock and investors may not have any voice in our management.

R.J. Halden Holdings, Inc. will have the ability to control substantially all matters submitted to our stockholders for approval, including:

     .    election of our board of directors;
     .    removal of any of our directors;
     .    amendment of our certificate of incorporation or bylaws; and
     . adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, R. J. Halden Holdings, Inc. and our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by R.J. Halden Holdings, Inc., our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. R. J. Halden Holdings, Inc. and management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

     Substantial dilution - future issuance of shares

The Company has no significant tangible assets and the book value of its common stock is substantially less than the purchase price and upon acquisition of the underlying securities, the investors will incur substantial dilution. The Company most likely will issue a significant number of additional shares in the future to raise additional working capital in order to fund operations, recruit and retain an effective management team, compensate our officers and directors, engage industry consultants and for other business development activities. The investors may face substantial additional dilution resulting from future issuances of its securities.


                                   Other Risks

     Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Impact of inflation

Management does not believe that general inflation has had or will have a material effect on operations.


Item 7.   Financial Statements and Supplementary Data

The Financial Statements and Financial Statement Schedule filed as a part of This Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements on page 45.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 31, 2006, Comiskey & Company LP, ("Comiskey"), the independent auditors of the Registrant, notified the Registrant that Comiskey was resigning due to their decision to reduce the number of Public Company clients for whom they provide audit services. The accountant's report of Comiskey on the financial statements of the Registrant for the years ended September 30, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty (other than a going concern modification relating to the report for the years ended 2005 and 2004), audit scope, or accounting principles. Comiskey's decision to resign was not approved or recommended by the Registrant's Board of Directors, audit committee or similar committee of the

Board of Directors. During the two years ended September 30, 2005 and subsequent period through May 31, 2006, (a) there were no disagreements with Comiskey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Comiskey's satisfaction would have caused Comiskey to make reference in connection with its report to the subject matter of the disagreement, and (b) Comiskey had not advised the Registrant of any reportable events as defined in paragraphs (1) through (3) of Regulation S-B, Item 304(a)(1)(iv)(B).

Engagement of New Accountants

On June 16, 2006, the Registrant engaged the firm of The Hall Group, CPAs ("Hall") as its new independent accountants. Hall was not consulted regarding the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion to be rendered with regard to the Registrant's financial statements; or any disagreements or reportable events as such terms are used in Regulation S-B, Item 304(a)(2). The change in accountants from Comiskey to Hall was the subject of a report on Form 8-K dated June 7, 2006.


Item 8A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


Item 8B.  Other Information

     Not Applicable.

                                    PART III


Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons:
          Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company as of December 29, 2006 are as follows:

                Name              Age                Position
                ----              ---                --------
Jacob R. Miles III............    52      Chairman of the Board and Chief
                                          Executive Officer

Randy Moseley ................    59      Executive Vice President, Chief
                                          Financial Officer, Director

Dr. Ajibike O. Akinkoye ......    52      Director

Marc Pace.....................    49      Director

Stanley Woods ................    52      Director, Secretary


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

Dr. Ajibike O. Akinkoye, Director. Dr. Akinkoye is currently the Chief Executive Officer of Dove Media Group, Inc. which provides programming through television and radio to its member group around the world. Having studied French, English and German for his first degree and obtained a First Class (Honors) in French as major and German as subsidiary, was awarded a scholarship by the University of Ibadan, Nigeria, to study for a Master's and a Doctorate degree in France. For the Master's degree, he wrote his dissertation on the Sociology of Literature and Comparative Literature (French and English).He also took specialized courses in Psychology, Philosophy, and Communication Arts. As he proceeded to study for the PhD he was awarded an equivalent of the M.A. in French by the University of Pennsylvania while doing part of his field work in Philadelphia, PA. in 1974 -75. He later obtained the "Doctorate" from the University of Bordeaux. His doctoral thesis was on French and English writers of the Black Diaspora was received and registered at the University of Paris. He was sworn in as an American citizen on Saturday, June 21, 2002.

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

     Compensation Committee

We did not have a formal Compensation Committee during 2006 or 2005. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

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

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission
(a)initial  reports of beneficial  ownership (From 3), (b) reports of changes in
(b) beneficial ownership of Common Stock of the Company (Form 4) and (c) annual reports of beneficial ownership (Form 5). Copies of those reports must also be furnished to us. Randy Moseley was late in filing one Form 4 and Form 5. Marc Pace, Carl Olivieri, Stanley Woods, and Dr. Ajibike Akinkoye were Late in filing one Form 4 and Form 5 each.

Item 10.  Executive Compensation

Jacob R. Miles III, Chief Executive Officer, received stock (see table below) issued under the 2003 Non-Qualified Stock Grant and Option Plan discussed below. Mr. Miles has an employment agreement as set forth below in this Item 10. There is no health insurance, retirement, pension, profit sharing or similar program currently in effect.

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


The following table provides information about our Chief Executive Officer and each of our executive officers who received salary and bonus in the years ended
September 30, 2006, 2005 and 2004, that exceeded $100,000, these persons being collectively referred to as "named executive officers."

                                                            Other Annual      All Other
Name and principal position   Year    Salary        Bonus   Compensation    Compensation
---------------------------   ----    ------        -----   ------------    ------------
Jacob R. Miles
 Executive Vice President     2004   $  6,500         --     $ 25,000(1)        --
    CEO May-Sept)             2005   $ 69,500(2)      --     $150,000(3)        --
                              2006   $141,000(4)      --       42,000(5)        --

Edward Maddox
    President (April-Sept)    2004   $ 30,000         --     $250,000(6)        --
    President (Sept - June)   2005   $ 37,000         --        --              --

Randy Moseley
    Chief Executive Officer   2004   $200,000(7)      --     $250,000(8)        --
    Executive VP/CFO          2005   $200,000(9)      --        --              --
    Executive VP/CFO          2006   $156,000(10)     --       42,000(11)       --

Stanley Woods
    Secretary                 2004   $ 50,000         --     $250,000(12)       --
    Secretary                 2005   $ 50,000         --        --              --
    Secretary                 2006   $ 10,500(13)     --     $ 14,000(14)       --

     (1) Represents $25,000 in value for issuance of 150,000 shares of our restricted common stock to Mr. Miles.

     (2)  This amount includes $34,000 paid and $35,500 accrued but unpaid.

     (3) Represents $150,000 in value for issuance of 1,500,000 shares of our restricted common stock to Mr. Miles.

     (4)  This amount includes $6,000 paid and $135,000 accrued but unpaid.

     (5) Represents $42,000 in value for issuance of 1,500,000 shares of our restricted common stock to Mr. Miles.

     (6) Represents $250,000 in value for issuance of 2,500,000 shares of our restricted common stock to Mr. Maddox.

     (7) We entered into an Employment Agreement with Mr. Moseley on October 1, 2003, however, no compensation was paid under the agreement as of September 30, 2004. We accrued $200,000 as deferred compensation for services performed for the period ended September 30, 2004.

     (8) Represents $250,000 in value for issuance of 2,500,000 shares of our restricted common stock to Mr. Moseley.

     (9)  This amount includes $200,000 accrued but unpaid.

     (10) This amount includes $6,000 paid and $150,000 accrued but unpaid.

     (11) Represents $42,000 in value for issuance of 1,500,000 shares of our restricted common stock to Mr. Moseley.

     (12) Represents $250,000 in value for issuance of 2,500,000 shares of our restricted common stock to Mr. Woods.

     (13) This amount includes $2,500 paid and $8,000 accrued but unpaid.

     (14) Represents $14,000 in value for issuance of 500,000 shares of our restricted common stock to Mr. Woods.

Option Grants in Last Fiscal Year

We did not grant any options to our named executive officers during fiscal year 2006.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

During fiscal year 2006 no options were exercised.

     Stock Grants in Last Fiscal Year

During the 2006 fiscal year the Company did not issue any stock grants for common stock under The 2003 Non-Qualified Stock Grant and Option Plan for consulting services.

     Employment Agreements with Executive Officers

Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2006 and 2005, $376,000 and $150,000 of Mr. Moseley's annual compensation was accrued as a payable. At September 30, 2006, a total of $376,000 in compensation was accrued as a payable to Mr. Moseley.

Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. During the period ended September 30, 2006, $56,250 of Mr. Miles' annual compensation was accrued as a payable. At September 30, 2006, a total of $121,750 in compensation was accrued as a payable to Mr. Miles.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of December 29, 2006 we had  92,580,102  shares of common stock  outstanding.
The following table sets forth information concerning beneficial ownership of shares of our common stock as of December 29, 2006:

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

                                                         Shares of Common Stock
                                                         Beneficially Owned (*)
                                                       -------------------------
                                                         Number          Percent
                                                       ----------        -------
Jacob R. Miles III (1) (2) .........................    4,760,000          5.14%
R.J.Halden Holdings, Inc.(2)........................   17,990,825         19.43%
Randy Moseley...(1)(2) (3)..........................    2,220,000          2.40%
Marc Pace (1).......................................    1,000,000          1.08%
Stanley Woods (1)...................................      500,000           .54%
All officers and directors as a group
 (persons)..........................................   26,470,825         28.60%

     (1)  Directors and Officers
     (2)  5% Beneficial shareholder
     (3) Randy Moseley's shares includes 100,000 shares owned by his spouse, therefore he is deemed a beneficial owner of these shares. Does not include an aggregate of 2,475,000 shares owned by Jonathan Moseley, adult son of Randy Moseley, who does not reside with him. Mr. Moseley disclaims Beneficial ownership of the shares owned by his adult son.
  --------

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

The Company executed interest bearing noted with a shareholder of the Company during the period ended September 30, 2004 to pay operating expenses. During the period ended September 30, 2004 the amounts loaned totaled $400,000. In September 2005, $228,290 of this note was converted to 2,282,900 shares of common stock by the noteholder and the remaining balance of $171,710 was increased to $358,016 at September 30, 2006 as part of an increased bridge loan of $492,400 which is associated with a stock subscription agreement with R.J. Halden Holdings, Inc. to purchase 136,104,486 shares of the Company's common stock for $1,500,000. See Note 7 to the financial statements for the disclosure of terms, interest rate and conversion privileges and Note 9 for the description of the subscription agreement.

During the fiscal year ended September 30, 2005, Randy Moseley, CFO advanced the Company $30,900 for operating expenses.

During the fiscal year ended September 30, 2006, Jacob R. Miles, CEO advanced the Company $30,000 for operating expenses.

During the fiscal year ended September 30, 2006, Randy Moseley, CRO advanced The Company $43,500 for operating expenses and received reimbursements of $22,000.

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

10.5 Satellite Space Agreement with Loral Skynet dated on, or about November 22, 2002

10.6 Employment Agreement by and between Randy Moseley and Urban Television Network Corporation, dated October 2, 2002.

10.7 Employment Agreement by and between Stanley Woods and Urban Television Network Corporation, dated October 2, 2002.

10.8           Bridge Loan Agreement and Promissory Notes with stockholder.

10.9           World One  Media  Group,  Inc.  Subscription  Agreement  with the
               Company

10.10          World One Media Group, Inc. Promissory Note to the Company

10.11          World One Media Group, Inc. Warrant Agreement with the Company

10.12          Miles  Investment  Group,  LLC  Subscription  Agreement  with the
               Company

10.13          Miles Investment Group, LLC Promissory Note to the Company

10.14          Miles Investment Group, LLC Warrant Agreement with the Company

10.15 Master Service Agreement with Westar Satellite Services LP dated on, or about October 15, 2005.

10.16 Satellite Space Agreement with Intelsat, Inc. dated on, or about December 2, 2005

10.17 Employment Agreement by and between Jacob R. Miles III and Urban Television Network Corporation, dated January 1, 2006.

10.18          R. J.  Halden  Holdings,  Inc.  Subscription  Agreement  with the
               Company

10.19          R.J. Halden Holdings, Inc. Promissory Note to the Company

10.20          R.J. Halden Holdings, Inc. Bridge Loan Agreement with the Company

10.21          Amended Bridge Loan Note with R.J. Halden Holdings, Inc.

31.1*          Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

31.2*          Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1350  as  adopted   pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

32.1*          Certification  by Chief  Executive  Officer,  pursuant  to 18 USC
               Section   1850  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

32.2*          Certification  by Chief  Financial  Officer,  pursuant  to 18 USC
               Section   1850  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

21*            Subsidiaries of the Registrant.

-----------------
*Filed herewith.

     (b)  Reports on Form 8-K.

     On October 3, 2006, we filed a Form 8-K announcing the entry into a material definitive agreement with R.J. Halden Holdings, Inc., the termination of a material definitive agreement with Miles Investment Group, LLC and the change in control of the Company.

     On November 3, 2006, we filed a Form 8-K announcing the resignation of Carl Olivieri as Executive Vice President and as a member of the Board of Directors of the Company.

Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were $15,637 and $11,577, respectively.

Audited Related Fees. The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $-0- and $-0-, respectively.

Tax Fees. The aggregate fees billed for assurance and related services by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and 2005 were $-0- and $-0-, respectively.

All Other Fees. For the fiscal years ended September 30, 2006 and 2005, we did not incur fees to auditors for services rendered to us, other than the services covered in "Audit Fees".

Audit Committee. The Company's audit committee approved all the services described above in this Item 14 for the year ended September 30, 2006.


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

                                            Urban Television Network Corporation


                                            By:  /s/ Jacob R. Miles III
                                               ---------------------------------
                                               Jacob R. Miles III
                                               Chairman of the Board and CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 12, 2006.


By: /s/ Jacob R. Miles III   Title:Chairman of the        Date: January 12, 2007
   -----------------------   Board
    Jacob R. Miles III

By: /s/ Jacob R. Miles III   Title:Chief Executive        Date: January 12, 2007
   -----------------------   Officer and Director
    Jacob R. Miles III

By: /s/ Randy Moseley        Title:Executive Vice         Date: January 12, 2007
   -----------------------   President Chief Financial
   Randy Moseley             Officer and Director

By: /s/ Marc Pace            Title:Director               Date: January 12, 2007
   -----------------------
   Marc Pace

By: /s/ Stanley Woods        Title:Secretary, Director    Date: January 12, 2007
   -----------------------
   Stanley Woods

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

The following financial statements pertaining to Urban Television Network Corporation and Subsidiaries are filed as part of this 10KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2006 and 2005

Consolidated Statements of Operations for the years ended September 30, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Urban Television Network Corporation
Arlington, Texas

We have audited the accompanying balance sheet of Urban Television Network Corporation as of September 30, 2006 and the related statements of income, cash flows and stockholders' equity for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Urban Television Network Corporation as of September 30, 2005, were audited by other auditors whose report was dated December 30, 2005, and expressed a qualified opinion as to its continuing as a going concern on those statements.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Television Network Corporation as of September 30, 2006, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




The Hall Group, CPAs
Dallas, Texas

January 12, 2007


                      Urban Television Network Corporation

                           Consolidated Balance Sheets

                               September 30, 2006

                                                                               2006            2005
                                                                           ------------    ------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                                                 $      3,523    $     40,369
 Accounts Receivable                                                                 -           11,572
                                                                           ------------    ------------
      Total Current Assets                                                        3,523          51,941
                                                                           ------------    ------------

Fixed Assets (Net of Accumulated Depreciation)                                   40,244          97,520
                                                                           ------------    ------------

Other Assets
  Network Assets (Net of Amortization)                                           38,042          63,082
  Coal Reserves                                                               4,600,000       4,600,000
  Impairment of Coal Reserves                                                (4,600,000)             -

  Deposits                                                                           -            3,600
  Organizational Costs-Net                                                          360             360
                                                                           ------------    ------------
           Total Other Assets                                                    38,402       4,667,042
                                                                           ------------    ------------

           TOTAL ASSETS                                                    $     82,169    $  4,816,503
                                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
  Accounts Payable                                                         $    977,932    $    403,192
  Due to Stockholders                                                           120,566         151,015
  Notes Payable to Stockholders                                                 742,527         337,367
  Advances                                                                      665,000         665,000
  Accrued Compensation                                                          637,825         341,760
  Accrued Interest Payable                                                       38,905           4,565
                                                                           ------------    ------------
       Total Liabilities (All Current)                                        3,182,755       1,902,899
                                                                           ------------    ------------


Stockholders' Equity (Deficit):
  Preferred Stock, $1 par value, 500,000 shares authorized,
   100,000 outstanding  at September 30, 2006                                   100,000         100,000
  Common Stock, $.0001 par value, 200,000,000 shares authorized,
   77,822,277 and 135,461,277 outstanding at September 30, 2006 and 2005          7,782          13,546
  Additional Paid-in Capital                                                 21,578,185      27,922,051
  Stock Subscription Receivable                                                      -       (6,690,000)
  Accumulated Deficit                                                       (24,786,553)    (18,431,993)
                                                                           ------------    ------------

      Total Stockholders' Equity                                             (3,100,586)      2,913,604
                                                                           ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                          $     82,169    $  4,816,503
                                                                           ============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                      Urban Television Network Corporation

                        Consolidated Statements of Income

                 For the years ended September 30, 2006 and 2005


                                                     2006            2005
                                                 ------------    ------------



REVEBUES                                         $     89,716    $    297,954
                                                 ------------    ------------

OPERATING EXPENSES:
 Satellite and Uplink Services                        486,488         360,254
 Master Control, Production                            98,047         267,254
 Programming                                           19,997         215,835
 Affiliate Relations                                   36,271          69,048
 Station Operating Costs                                   -          255,255
 Technology Expenses                                  124,914         215,068

 Administration                                       949,627       1,619,574
 Depreciation and Amortization                         82,307          92,193
                                                 ------------    ------------
 TOTAL OPERATING EXPENSES                           1,797,651       3,094,481
                                                 ------------    ------------
NET OPERATING (L0SS)                               (1,707,935)     (2,796,527)

OTHER INCOME (EXPENSE)
  Interest Expense                                    (46,791)        (45,032)
  Impairment of Coal Reserves                      (4,600,000)             -
                                                 ------------    ------------
                                                   (4,646,791)        (45,032)
                                                 ------------    ------------

NET (LOSS) BEFORE INCOME TAXES                     (6,354,726)     (2,841,559)

  Provision for Income Taxes (Expense) Benefit             -               -
                                                 ------------    ------------

NET (LOSS)                                       $ (6,354,726)   $ (2,841,559)

  Beginning Retained Earnings (Deficit)           (18,431,818)   (15,590,434))
                                                 ------------    ------------

ENDING RETAINED EARNINGS (DEFICIT)               $(24,786,544)   $(18,431,993)
                                                 ============    ============


Earnings per share:

 Net (loss)                                      $      (0.08)   $      (0.03)

Weighted average number of common
  shares outstanding                               77,822,277      81,426,150




              The accompanying notes are an integral part of these
                              financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2006 and 2005


                                                         2006           2005
                                                     -----------    -----------


Operating activities:
  Net (loss)                                         $(6,354,735)   $(2,841,559)
  Adjustments to reconcile net (loss) to
   net cash provided by operating activities:
    Depreciation and Amortization                         82,316         92,196
    Stock Issued for Services                            190,780        664,500
    Decrease in Accounts receivable                       11,572          3,283
    Decrease in Deposits                                   3,600         (3,600)
    Decrease in Coal Reserves                          4,600,000            --
    Increase in Accounts Payable                         574,740         68,789
    Increase in Other Advances                               --         665,000
    Increase in Accrued Compensation                     296,065        191,760
    Decrease in Deferred Revenue                            --          (67,000)
    Increase in Accrued Interest Payable                  34,340         (5,484)
                                                     -----------    -----------

  Net cash provided (used) by operating activities      (561,146)    (1,232,115)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                       --         (18,325)
                                                     -----------    -----------
    Net Cash (Used) by Investing Activities                  --         (18,325)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Sales                         39,500        460,000
 Proceeds from Shareholders Advances                     508,522        395,515
 Repayments on Shareholder Advances                      (23,722)       (82,250)
 Proceeds from Bridge Loans                                  --         508,549
                                                     -----------    -----------
    Net Cash Provided by Financing Activities            524,300      1,281,814
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (36,846)        31,374
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            40,369          8,995
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $     3,523    $    40,369
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Year for:
    Interest Expense                                 $    31,500    $    31,500
    Income Taxes                                     $       --     $       --
  Non Cash Transactions:
    Preferred Stock Issued for Coal Reserves         $       --     $ 4,600,000
    Common Stock Issued for Bridge Loan Conversions  $   159,766        428,890
    Common Stock Issued for Services                 $   190,780    $   664,500



              The accompanying notes are an integral part of these
                              financial statements.


                      Urban Television Network Corporation

                  Statement of Changes in Stockholders' Equity
                     For the Period Ended September 30, 2006




                                          Preferred Stock            Common          Stock
                                       Shares         Amount         Shares          Amount
                                    ------------   ------------   ------------    ------------
Beginning Stockholders' Equity
(Deficit)                                   --     $       --       67,135,177    $      6,714

Stock Subscription                          --             --       70,000,000           7,000

Stock Subscription Cancelled                --             --      (14,000,000)         (1,400)

Cancelled Management Shares                 --             --       (4,000,000)           (400)

Stock Subscription                          --             --       69,000,000           6,900

Stock Subscription Cancelled                --             --      (67,500,000)         (6,750)

Stock Issued for Services                   --             --        5,250,000             525

Stock Issued for Bridge
  Loan Conversions                          --             --        9,276,100             927

Stock Issued to Vendor                      --             --          300,000              30

Stock Issued for Coal Reserves           100,000        100,000           --               --

Net (Loss)                                  --             --             --               --
                                    ------------   ------------   ------------    ------------
Balance September 30, 2005               100,000        100,000    135,461,277          13,546


Stock Subscription Cancelled                --             --      (67,000,000)         (6,700)

Issuance of Common Stock
  For  Services                             --             --        6,129,000             613

Stock Issued for Loan Conversions           --             --        3,232,000             323

Payment on Stock Subscriptions

Net (Loss)                                  --             --             --               --
                                    ------------   ------------   ------------    ------------
Ending Stockholders' Equity
(Deficit)                                100,000   $    100,000     77,822,277    $      7,782
                                    ============   ============   ============    ============



              The accompanying notes are an integral part of these
                              financial statements.


                      Urban Television Network Corporation

                  Statement of Changes in Stockholders' Equity

                     For the Period ended September 30, 2006



                                     Additional        Stock                           Total
                                      Paid-In       Subscription     Accumulated      Capital
                                      Capital        Receivable        Deficit        Deficit
                                    ------------    ------------    ------------    ------------
Beginning Stockholders' Equity
(Deficit)                           $ 23,677,544    $ (8,800,000)   $(15,590,434)   $   (706,176)

Stock Subscription                     6,993,000      (6,750,000)           --           250,000

Stock Subscription Cancelled          (6,998,600)      6,800,000            --          (200,000)

Cancelled Management Shares           (1,999,600)      2,000,000            --              --

Stock Subscription                     6,893,100      (6,690,000)           --           210,000

Stock Subscription Cancelled          (6,743,250)      6,750,000            --              --

Stock Issued for Services                627,892            --              --           628,417

Stock Issued for Bridge
  Loan Conversions                       935,995            --              --           936,922
Stock Issued to Vendor                    35,970            --              --            36,000

Stock Issued for Coal Reserves         4,500,000            --              --         4,600,000

Net (Loss)                                  --              --        (2,841,559)     (2,841,559)
                                    ------------    ------------    ------------    ------------
Balance September 30, 2005          $ 27,922,051    $ (6,690,000)   $(18,431,993)   $  2,913,604



Stock Subscription Cancelled          (6,693,800)      6,650,500            --           (50,000)

Stock Issued for Services                190,167            --              --           190,780

Stock Issued for Loan Conversions        159,767            --              --           160,090

Payments on Stock Subscription            39,500          39,500

Net (Loss)                                  --              --        (6,354,735)     (6,354,735)
                                    ------------    ------------    ------------    ------------
Ending Stockholders' Equity
(Deficit)                           $ 21,578,185    $       --      $(24,786,553)   $ (3,100,586)
                                    ============    ============    ============    ============



              The accompanying notes are an integral part of these
                              financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


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

     The Company is actively pursuing the sale of the mined coal reserves to utility companies and other companies that use coal as an alternative fuel. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies and the Company is actively pursuing buyers for these tax credits. See impairment of assets disclosure below for impairment provision against the coal reserves.


     Accounting Method

     The Company records income and expenses on the accrual method.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Urban Television Network
     Corporation, a Texas corporation and Urban Records, Inc., a Nevada corporation , which has no assets or operations.

     Coal Reserves

     The Coal reserves owned by the Company are recorded at lower of cost or net realizable value. Net realizable value is the estimated price at which the coal reserves can be sold in the normal course of business after allowing for the cost of processing and sale. Such cost will be depreciated using the units-of-production method as the coal reserves are sold. See impairment of assets disclosure below for impairment provision against the coal reserves.

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

     Impairment of Assets

     The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At September 30, 2006, the Company concluded that the coal reserves acquired for 100,000 shares of preferred shares and valued at $4,600,000 was impaired and recorded a loss in the statement of operations.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


1.   Significant Accounting Policies - continued


     Comprehensive Income

     Comprehensive income (loss) and net income (loss) are the same for the Company.

     Cash

     For purposes of the statement of cash flows, the Company considers unrestricted cash and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash.

     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at September 30, 2006 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the periods ended September 30, 2006 and 2005.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


1.   Significant Accounting Policies - continued

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

     In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for
     Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

     In March 2006, FASB issued SFAS 156 `Accounting for Servicing of Financial Assets'. This Statement amends FASB Statement No. 140, Accounting for
     Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

          1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

          2.   Requires all separately recognized servicing assets and servicing
               liabilities   to  be  initially   measured  at  fair  value,   if
               practicable.

          3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

          4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

          5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

     This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


1.   Significant Accounting Policies - continued

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

     In September 2006, FASB issued SFAS 157 `Fair Value Measurements.' This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

     In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

          a)   A brief description of the provisions of this Statement
          b)   The date that adoption is required
          c) The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

     The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company's 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The adoption of SAB No. 108 is not expected to materially impact the financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005

1.   Significant Accounting Policies - continued

     Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

2.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At September 30, 2006 and 2005, an allowance for doubtful accounts was not considered necessary.

3.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $157,586 and the amortization for the periods ended September 30,2006 and 2005 was $25,040 and $35,258, respectively.

     Future amortization of the Network assets at September 30, 2006 will be $38,042 and on an annual basis be as follows:

               Year ended September 30, 2007              $25,040
               Year ended September 30, 2008              $13,002


4.   Coal Reserves

     By agreement dated September 30, 2005 with GeoTec Thermal Generators, Inc., the Company acquired 200,000 tons of mined coal in exchange for 100,000 shares of preferred Stock, which may be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price, which based on the bid price of $.10 price on September 30, 2005, was valued at $4,600,000. GeoTec Thermal Generators, Inc. has other coal in other locations in the United States and the agreement allows the Company to substitute coal in these other locations, which the Company may exercise this right if it for example would expedite the delivery process. In evaluating the coal assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as discussed in Note 1 -Significant Accounting Policies, the Company has recorded an impairment expense of $4,600,000 against the coal assets.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


5.   Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulate depreciation at September 30, 2006 and 2005 are summarized as follows:

                                            Range of
                                            Lives in
                                              Years         2006         2005
                                            ---------    ---------    ---------

     Master Control, Editing Equipment         3-5       $  84,074    $  84,074
     Studio and Production Equipment           3-5          60,500       60,500
     Production Van                              5          45,000       45,000
     Affiliate Receiver Equipment                5          20,247       20,247
                                                         ---------    ---------
                                                         $ 209,821      209,821
     Less: Accumulated Depreciation                       (169,577)    (112,301)
                                                         ---------    ---------
                                                         $  40,244    $  97,520
                                                         =========    =========

     The Company acquired equipment totaling $18,325 during the year ended September 30, 2005. Depreciation expense for the periods ended September 30, 2006 and 2005 was $57,276 and $56,935, respectively.

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

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the periods ended September 30, 2004 and 2003 the total expense paid out for these services was $430,367 and $345,081, respectively.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the years ended September 30, 2006 and 2005, the total expense paid out for these services was $124,914 and $215,068, respectively.

     During the period ended September 2003, the Company executed an interest bearing note with a shareholder. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004. In December 2004, this payable was reinstated in conjunction with the termination of the Wright Entertainment LLC subscription agreement and the execution of the World One Media Group, Inc. subscription agreement discussed later in this Note 6. This note was converted to 1,000,000 shares of common stock in February of 2005.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 of the note principal and the remaining $2,200 was repaid during the year ended September 30, 2005.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


6.   Related Party Transactions -continued

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2004 to pay operating expenses. During the year ended September 30, 2004 the amounts loaned totaled $400,000. In September 2005, $228,290 of this note was converted to 2,282,900 shares of common stock by the noteholder and the remaining balance of $171,710 was increased to $358,016 at September 30, 2006. See
     Note 7 for disclosure of terms, interest rate and conversion privileges.

     On October 30, 2003, the Company entered into a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale with the terms being as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. As part of the definitive agreement, between the Company, Wright Entertainment LLC and World One Media Group, Inc. discussed in the next Paragraph, this stock subscription agreement for 14,000,000 shares was terminated and the 4,000,000 shares that had been issued to Wright Entertainment LLC's for management services and to be vested upon Wright Entertainment LLC's completed the payment for its subscription agreement were cancelled. The definitive agreement called for the Company to pay Wright Entertainment LLC, owned by Lonnie G. Wright, $300,000 ($60,000 at the signing and $15,000 per month for sixteen months beginning January 15, 2005) and issue Wright Entertainment LLC 1,000,000 shares of the Company's restricted common stock. In the year ended September 30, 2006, Wright Entertainment LLC converted $75,000 of the note to 750,000 shares of the Company's restricted common stock. The balance due on the note at September 30, 2006 is $90,000.

     On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc. (name later changed to Dove Media Group, Inc.), a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until promissory note has been paid in full.

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

     On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company owned by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement called for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company had deferred payments on the stock subscription agreement at various times with the final deferment being August 15, 2006, in consideration for Miles Investment

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005

6.   Related Party Transactions - continued

     Group LLC bringing the coal reserves deal to the Company. All the shares were pledged as collateral for the promissory note and were physically held by the Company. Additionally, Miles Investment Group, LLC was to be issued warrants for 30,000,000 shares of restricted common stock that could have been exercised for $.01 per share in various amounts depending on the future stock price of the Company's stock.

     During the fiscal year ended September 30, 2005, Randy Moseley, CFO advanced the Company $30,900 for operating expenses.

     During the fiscal year ended September 30, 2006, Jacob R. Miles, CEO advanced the Company $30,000 for operating expenses.

     During the  fiscal  year ended  September  30,  2006,  Randy  Moseley,  CRO
     advanced  the  Company   $43,500  for   operating   expenses  and  received
     reimbursements of $22,000.

     On September 29, 2006, the Board of Directors voted to terminate the stock subscription agreement and warrants with Miles Investment Group, LLC due to non-performance on the payment terms as called for in the subscription agreement, after allowing Miles Investment Group, LLC a number of extension to come into compliance with the subscription agreement. The impact of this action was to (1) remove 67,000,000 shares from the issued $0.0001 par value common stock, which reduced the number of issued and outstanding from 144,822,277 shares to 77,822,277 shares and (2) cancel the 30,000,000 warrants.

7.   Notes Payable and Advances

     Notes payable at September 30, 2006 and 2005 consist of:
                                                            2006         2005
                                                         ----------   ----------
     Note payable to stockholder at 20%
      interest payable on or before
      September 20, 2008 (1)                                358,016      172,367

     Notes payable to stockholders at 6% due
      Upon sale of coal reserves                            231,000         --

     Note payable to stockholder at no
      Interest, payable $15,000 per month,
      on 15th of the month, final payment
      due April 15, 2006 (2)                                 90,000      165,000

     Note payable to vendor at 12% interest
      (18% on past due amounts) payable on
      April 30, 2006 (3)                                     63,511         --

     Advances from shareholders (4)                         120,565      151,015

     Advances from a non-related party that has
      Been assumed by a receiver (5)                        665,000      665,000
                                                         ----------   ----------
                                                         $1,528,093   $1,153,382
                                                         ----------   ----------
     (1) The holders of the March 2006 note and vendor note have a UCC-1 lien against the Company's assets. The March 2006 note originally due on August 31, 2005 was extended by the noteholder to June 30, 2006 in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and the conversion ratio from five shares to ten shares of common stock for each dollar of loan amount plus accrued interest through the date of conversion. In September 2006 the note was made part of an increased bridge loan of $492,400 of which $358,016 had been advanced at September 30, 2006. The note is associated with a stock subscription agreement with R.J. Halden Holdings, Inc. discussed in Note 9.

     (2) The holder of the $165,000 note converted $75,000 of the note balance into 750,000 shares of the Company's common stock in October 2005.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


7.   Notes Payable and Advances -continued

     (3) Westar Satellite Services was granted 100,000 warrants at an exercise price $0.12 per share for a period of three years from November 7, 2005. The noteholder has filed suit against the Company for payment of this note and accrued interest. See Note 11 - Commitments and Contingencies for a discussion of this liability.

     (4) The advances from shareholders are due on demand and do not bear interest.

     (5) See Note 12 - Commitments and Contingencies and Note 13 - Subsequent Events for a discussion of this liability.

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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at September 30, 2006 and 2005.

     The (provision) benefit for income tax consist of the following:

                                           2006         2005
                                          ------       ------
                 Current                  $  -0-       $  -0-
                 Deferred                    -0-          -0-
                                          ------       ------
                                          $  -0-       $  -0-
                                          ======       ======

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2006, the valuation allowance increased by approximately $350,000.

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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


9.   Capital Stock - continued

     During the year ended  September  30, 2003,  the Company  issued  7,275,000 shares of its common stock to for consulting, legal and management services which the company valued at $811,250.

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

     In the fiscal years ended September 30, 2004, 2005 and 2006 the Company has entered into four stock subscription agreements, of which three have been terminated, of which three were with different minority groups for a majority ownership interest in the Company's common stock. Following is a summary of the three terminated stock transactions involved in the terminated agreements, which or more fully described in Note 6 - Related
     Party Transactions;

                                       Number of       Value
 Date of                                Shares        Assigned          Note         Warrants
Agreement   Name of  Group              Issued        To Shares         Value         Issued
---------   ----------------------   ------------    ------------   ------------   ------------
10/30/03    Wright Entertainment       18,000,000    $  9,000,000   $  6,800,000
12/13/04    Wright Entertainment      (18,000,000)   $ (9,000,000)  $ (6,800,000)
12/13/04    World One Media Group      70,000,000    $  7,000,000   $  6,750,000     30,000,000
 7/26/05    World One Media Group     (67,500,000)   $ (6,750,000)  $ (6,750,000)   (30,000,000)
 7/29/05    Miles Investment Group     69,000,000    $  6,900,000      6,690,000     30,000,000
 9/29/06    Miles Investment Group    (67,000,000)   $ (6,700,000)    (6,690,000)   (30,000,000)
                                     ------------    ------------   ------------   ------------
Net Effect at 9/30/06                   4,500,000    $    450,000   $        --             --
                                     ------------    ------------   ------------   ------------

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

     In October 2005, a stockholder who had a note balance of $165,000 due from the Company converted $75,000 of the note into 750,000 shares of the Company's restricted common stock.

     In December 2005, the Company issued 100,000 shares of its restricted common stock for consulting services rendered to the Company, which the Company valued at $10,000.

     In February 2006, the Company issued 750,000 shares of its restricted common stock to management for services rendered, which the Company valued at $22,500.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


9.   Capital Stock - continued

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

     On September 29, 2006, the Board of Directors voted to terminate the stock subscription agreement and warrants with Miles Investment Group, LLC due to non-performance on the payment terms as called for in the subscription agreement, after allowing Miles Investment Group, LLC a number of extension to come into compliance with the subscription agreement. The impact of this action was to (1) remove 67,000,000 shares from the issued $0.0001 par value common stock, which reduced the number of issued and outstanding from 144,822,277 shares to 77,822,277 shares and (2) cancel the 30,000,000 warrants.

     On September 29, 2006, the Board of Directors approved effective as of September 23, 2006, a subscription agreement R. J. Halden Holdings, Inc. ("RJHH"). RJHH is one of the largest, if not largest shareholders in the Company. The Subscription Agreement calls for RJH to fund $1.5 million on or before January 31, 2007. RJHH is entitled to purchase 64% interest in the Company, or a total of 136,104,486 shares. The subscription vest with pro rata advances in increments of a minimum of 500,000 shares as paid. The Company's currently authorized shares of 200,000,000 will have to be amended in the future to allow for the full issuance of the 136,104,486 shares, should R.J. Halden Holdings, Inc. fund the entire $1,500,000.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005

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

11.  Commitments and Contingencies

     Satellite Transponder Lease

     In December 2005, the Company renewed its Satellite space segment service agreement with Intelsat, Inc. for 6 MHz of satellite bandwidth on Intelsat 5 for a period of five years ending on October 31, 2010 at the rate of $17,850 per month. This agreement was terminated by Intelsat in April of 2006 for non-payment by the Company. For the periods ended September 30, 2006 and 2005, the amounts expensed were $326,638 and $215,516, respectively.

     Signal Uplink Lease

     The Company renewed its Full Time Broadcast Agreement with Westar Satellite Services, LP on October 15, 2005 for a full time redundant 6 MHz digital C-band uplink service for a period of five years ending on October 31, 2010 at the rate of $8,800 per month plus taxes. For periods ended September 30, 2006 and 2005 the amounts expensed for uplink services were $159,850 and $96,000, respectively.

     Westar Satellite Services, LP has sued the Company for non-payment of this contract. Future lease payments due during the term of the master service agreement ending on October 31, 2010 will equal $413,600 and be due as follows:

          Year ended September 30, 2007            $105,600
          Year ended September 30, 2008            $105,600
          Year ended September 30, 2009            $105,600
          Year ended September 30, 2010            $ 96,800


     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2007 at the rate of $2,569 per month. For periods ended September 30, 2006 and 2005, the amount expensed for this office space lease was $33,720 and $22,491, respectively.

     The Company entered into a lease for additional space at the its corporate headquarters facilities on April 1, 2005 for one year ending on March 31, 2006, at the rate of 4,100 per month. The Company exercised its option to terminate this lease on its March 31, 2006 anniversary date. For the period ended September 30, 2006 the amount expensed for this office space lease was $24,600.

     Future lease payments due in the year ending September 30, 2007 for the term of the lease ending on February 28, 2007, equals $21,414.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


11.  Commitments and Contingencies - continued

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2006 and 2005, $175,000 and $150,000 of Mr. Moseley's annual compensation was accrued as a payable. At September 30, 2006, a total of $376,000 in compensation was accrued as a payable to Mr. Moseley.

     Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.During the period ended September 30, 2006, $56,250 of Mr. Miles' annual compensation was accrued as a payable. At September 30, 2006, a total of $121,750 in compensation was accrued as a payable to Mr. Miles.

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

     The Company is party to legal action pending in the United States District Court for the Northern District of Texas. The Company has been served with a summons in a civil case styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation. The Receiver has filed complaint against the Company to recover advances in the amount of $665,000 to the Company by Mega Fund Corporation on behalf of Dove Media Group, Inc. related to its stock subscription agreement. The Company has recorded these advances as a liability on its financial statements and believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity. See Note 13 - Subsequent Event which discloses that this suit was dismissed without prejudice.

     The Company is party to legal action pending in the 162nd District Court, Dallas, Texas. The Company has been served with a summons in a civil case styled Westar Satellite Services, L.P. vs.Urban Television Network Corporation. The Plaintiff has filed complaint against the Company to Recover amounts due Plaintiff under a promissory note and Master Service Agreement. The Company has recorded the related liabilities for the promissory note and master service agreement on its financial statements and believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2006 and 2005



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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to year end the Company has raised additional capital of approximately $65,000 from collections on the stock subscription agreement.


13.  Subsequent Events

     On December 6, 2006, presiding judge for the United States District Court For the Northern District of Texas, Dallas Division, signed an Agreed Order Of Dismissal that dismissed without prejudice the lawsuit of Michael J. Quilling, Receiver for Megafund Corporation and Stanley A. Leitner which Sought to have the Company disgorge $665,000 advanced to the Company by Megafund Corporation.