Form 10QSB
period 2006-12-31
URBAN TELEVISION NETWORK CORP
filed 2007-02-14
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending December 31, 2006


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               -------   --------

                         Commission file number 33-58972
                                                --------


                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         NEVADA                                            22-2800078
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



    2707 South Cooper, Arlington, TX                         76015
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)


                   Issuer's telephone number, (817) 303 - 7449
                                              ----- ---   ----

     Check  whether  the issuer  (1)filed  all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

 102,013,738 shares of common stock, $0.0001 par value, as of December 31, 2006
--------------------------------------------------------------------------------

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



Item 2.   Management's Discussion and Analysis of Plan
           of Operation.......................................................24



Item 3.   Controls and Procedures.............................................38



PART II. OTHER INFORMATION


Item 1.   Legal Proceedings...................................................38



Item 2.   Changes in Securities and Use of Proceeds...........................39



Item 3.   Defaults upon Senior Securities.....................................39



Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................39



Item 5.   Other Information...................................................39



Item 6.   Exhibits and Reports on Form 8-K....................................40




Signatures....................................................................40

                      URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB








PART I-FINANCIAL INFORMATION








Item 1.   Financial Statements.  (Unaudited)


                          PART I - FINANCIAL STATEMENTS


Urban Television Network Corporation

                           Consolidated Balance Sheets


                                                                      December 31,    September 30,
                                                                          2006             2006
                                                                      (Unaudited)       (Audited)
                                                                     -------------    -------------
ASSETS

Current Assets:
 Cash and Cash Equivalents                                           $         176    $       3,523
 Accounts Receivable                                                          --               --
                                                                     -------------    -------------
      Total Current Assets                                                     176            3,523
                                                                     -------------    -------------

Fixed Assets (Net of Accumulated Depreciation)                              31,145           40,244
                                                                     -------------    -------------
Other Assets
  Network Assets (Net of Amortization)                                      31,782           38,042
  Coal Reserves                                                          4,600,000        4,600,000
  Impairment of Coal Reserves                                           (4,600,000)      (4,600,000)
  Organizational Costs-Net                                                     360              360
                                                                     -------------    -------------
           Total Other Assets                                               32,142           38,402
                                                                     -------------    -------------

           TOTAL ASSETS                                              $      63,463    $      82,169
                                                                     =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                   $   1,027,326    $     977,932
  Due to Stockholders                                                       35,565          120,566
  Notes Payable to Stockholders                                            665,091          742,527
  Advances                                                                 665,000          665,000
  Accrued Compensation                                                     712,395          637,825
  Accrued Interest Payable                                                  60,813           38,905
                                                                     -------------    -------------
       Total Liabilities (All Current)                                   3,166,190        3,182,755
                                                                     -------------    -------------

Stockholders' Equity (Deficit):
  Preferred Stock, $1 par value, 500,000 shares authorized,
   100,000 outstanding  at September 30, 2006                              100,000          100,000
  Common Stock, $.0001 par value, 200,000,000 shares authorized,
   102,013,738 and 77,822,277 outstanding at December 31, 2006 and
   September 30, 2006                                                       10,202            7,782
  Additional Paid-in Capital                                            21,895,806       21,578,185
  Accumulated Deficit                                                  (25,108,735)     (24,786,553)
                                                                     -------------    -------------
      Total Stockholders' Equity                                        (3,102,727)      (3,100,586)
                                                                     -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                    $      63,463    $      82,169
                                                                     =============    =============


              The accompanying notes are an integral part of these
                              financial statements.

                      Urban Television Network Corporation

                        Consolidated Statements of Income

              For the three months ended December 31, 2006 and 2005
                                   (UNAUDITED)


                                                      2006             2005
                                                 -------------    -------------


REVENUES                                         $       2,756    $      33,035
                                                 -------------    -------------

OPERATING EXPENSES:
 Satellite and Uplink Services                          36,600          102,899
 Master Control, Production                               --             38,035
 Programming                                              --             14,938
 Affiliate Relations                                      --             27,388
 Technology Expenses                                    19,840           43,130
 Administration                                        231,665          153,238
 Depreciation and Amortization                          15,359           20,609
                                                 -------------    -------------
 TOTAL OPERATING EXPENSES                              303,464          400,237
                                                 -------------    -------------
NET OPERATING (L0SS)                                  (300,708)        (367,202)

OTHER INCOME (EXPENSE)
  Interest Expense                                     (23,254)          (4,536)
  Discounts on liability settlements                     1,780             --
                                                 -------------    -------------
 TOTAL OTHER INCOME (EXPENSE)                          (21,474)          (4,536)
                                                 -------------    -------------

NET INCOME (LOSS) BEFORE INCOME TAXES                 (322,182)        (371,738)

  Provision for Income Taxes (Expense) Benefit            --               --
                                                 -------------    -------------

NET INCOME (LOSS)                                $    (322,182)   $    (371,738)

  Beginning Retained Earnings (Deficit)            (24,786,553)     (18,431,993)
                                                 -------------    -------------

ENDING RETAINED EARNINGS (DEFICIT)               $ (25,108,735)   $ (18,803,731)
                                                 =============    =============


Earnings per share:

 Net Income (Loss)                               $      (0.004)   $       (0.01)

 Weighted average number of common
  shares outstanding                                79,838,232      182,236,277


              The accompanying notes are an integral part of these
                              financial statements.

                      Urban Television Network Corporation

                      Consolidated Statements of Cash Flows

              For the three months ended December 31, 2006 and 2005
                                   (UNAUDITED)


                                                         2006         2005
                                                      ---------    ---------


Operating activities:
  Net Income (Loss)                                   $(322,182)   $(371,738)
  Adjustments to reconcile net (loss) to
   net cash provided by operating activities
    Depreciation and Amortization                        15,359       20,609
    Stock Issued for Services                            95,040       10,000
    Decrease in Accounts receivable                        --          2,310
    Discounts on liability settlements                   (1,780)        --
    Increase in Accounts Payable                         51,174       39,712
    Increase in Accrued Compensation                     74,570       83,565
    Increase (decrease) in Accrued Interest Payable      21,908       (3,752)
                                                      ---------    ---------
  Net Cash Provided (Used) by Operating Activities      (65,911)    (219,294)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                     --           --
                                                      ---------    ---------
    Net Cash (Used) by Investing Activities                --           --
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Sales                          --         39,500
 Proceeds from Shareholders Advances                       --        150,011
 Repayments on Shareholder Advances                        --         (9,000)
 Proceeds from Bridge Loans                              62,564         --
                                                      ---------    ---------
    Net Cash Provided by Financing Activities            62,564      180,511
                                                      ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              (3,347)     (38,783)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            3,523       40,369
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $     176    $   1,586
                                                      =========    =========


SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Year for:
    Interest Expense                                  $    --      $   5,508
    Income Taxes                                      $    --      $    --
  Non Cash Transactions:
    Discounts on liability settlements                $   1,780    $    --
    Common Stock Issued for Bridge Loan Conversions   $ 225,000       75,000
    Common Stock Issued for Services                  $  95,040    $  10,000


              The accompanying notes are an integral part of these
                              financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006, which was filed January 16, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of December 31, 2006 and the results of its Operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2006.

2.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 2707 South Cooper Street, Suite 119, Arlington, Texas 76015.

     In January 2002, the Company underwent a change of control in connection with Urban Television Network Corporation, a Texas corporation, (Urban-Texas) agreeing to deposit $100,000 into an attorneys escrow account in return for receiving a balance sheet with no assets and no liabilities. The directors of the Company appointed Urban-Texas officers as new officers of the Company, and at the same time, resigned their board positions and appointed the directors of Urban-Texas as the Company's new board of directors. Urban-Texas agreed to deposit 300,000 shares of the Company's common stock into the attorney's escrow account after the completion of the Stock Exchange Agreement described below, dated February 7, 2003.

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

     Urban-Texas is considered the accounting acquirer, and the accompanying financial statements include the operations of Urban-Texas from the

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

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

     The Company is actively pursuing the sale of the mined coal reserves to utility companies and other companies that use coal as an alternative fuel. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies and the Company is actively pursuing buyers for these tax credits. At September 30, 2006, the Company established an impairment reserve of $4,600,000 against the coal reserves.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Urban Television Network
     Corporation, a Texas corporation and Urban Records, Inc., a Nevada Corporation, which has no assets and operations.

     Coal Reserves

     The Coal reserves owned by the Company are recorded at lower of cost or net realizable value. Net realizable value is the estimated price at which the coal reserves can be sold in the normal course of business after allowing for the cost of processing and sale. Such cost will be depreciated using the units-of-production method as the coal reserves are sold. See impairment of assets disclosure below for impairment provision against the coal reserves. At September 30, 2006, the Company established an impairment reserve of $4,600,000 against the coal reserves.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

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

     Impairment of Assets

     The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At September 30, 2006, the Company concluded that the coal reserves acquired for 100,000 shares of preferred shares and valued at $4,600,000 was impaired and an impairment provision of $4,600,000 was provided at September 30, 2006.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at December 31, 2006 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the three months ended December 31, 2006.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), effective for fiscal years beginning after December 15, 2006 FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2006. The management is currently evaluating the effect of this pronouncement on financial statements.

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

3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At December 31, 2006, an allowance for doubtful accounts was not considered necessary.

4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $163,846 and the amortization for the three months ended December 31, 2006 and 2005 was $6,260 and $6,260, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)



     Future amortization of the Network assets at December 31, 2006 will be $31,782 and on an annual basis be as follows:

               Year ended September 30, 2007              $18,780
               Year ended September 30, 2008              $13,002

5.   Coal Reserves

     By agreement dated September 30, 2005 with GeoTec Thermal Generators, Inc., the Company acquired 200,000 tons of mined coal in exchange for 100,000 shares of preferred Stock, which may be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price, which based on the bid price of $.10 price on September 30, 2005, was valued at $4,600,000. GeoTec Thermal Generators, Inc. has other coal in other locations in the United States and the agreement allows the Company to substitute coal in these other locations, which the Company may exercise this right if it for example would expedite the delivery process. In evaluating the coal assets in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as discussed in Note 1 -Significant Accounting
     Policies, the Company has placed recorded an impairment reserve of $4,600,000 against the coal assets.

6.   Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                          Range of
                                          Lives in  December 31,  September 30,
                                           Years        2006           2006
                                          --------  ------------  -------------

     Master Control, Editing Equipment      3-5     $     84,074  $      84,074
     Studio and Production Equipment        3-5           60,500         60,500
     Production Van                           5           45,000         45,000
     Affiliated Receiver Equipment            5           20,247         20,247
                                                    ------------  -------------
                                                         209,821        209,821
     Less: Accumulated Depreciation                     (178,676)      (169,577)
                                                    ------------  -------------
                                                    $     31,145  $      40,244
                                                    ============  =============

     The Company did not acquired any equipment during the three months ended December 31, 2006 and 2005, respectively. Total depreciation expense for the three months ended December 31, 2006 and 2005 was $9,099 and $14,349, respectively.

7.   Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


7.   Related Party Transactions - continued

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

     On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company owned by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement called for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company had deferred payments on the stock subscription agreement at various times with the final deferment being August 15, 2006, in consideration for Miles Investment Group LLC bringing the coal reserves deal to the Company. All the shares were pledged as collateral for the promissory note and were physically held by the Company. Additionally, Miles Investment Group, LLC was issued warrants for 30,000,000 shares of restricted common stock that could have been exercised for $.01 per share in various amounts depending on the future stock price of the Company's stock.

     During the fiscal year ended September 30, 2005, Randy Moseley, CFO advanced the Company $30,900 for operating expenses.

     During the fiscal year ended September 30, 2006, Jacob R. Miles, CEO advanced the Company $30,000 for operating expenses.

     During the  fiscal  year ended  September  30,  2006,  Randy  Moseley,  CFO
     advanced  the  Company   $43,500  for   operating   expenses  and  received
     reimbursements of $22,000.

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

8.   Notes Payable and Advances

                                                     December 31,  September 30,
                                                         2006           2006
                                                     ------------  -------------
     Note payable to stockholder at 20%
      interest payable on or before
      September 20, 2008 (1)                         $    351,580        358,016

     Notes payable to stockholders at 6% due
      Upon sale of coal reserves                          160,000        231,000

     Note payable to stockholder at no
      Interest, payable $15,000 per month,
      on 15th of the month, final payment
      due April 15, 2006 (2)                               90,000         90,000

     Note payable to vendor at 12% interest
      (18% on past due amounts) payable on
      April 30, 2006 (3)                                   63,511         63,511

     Advances from shareholders (4)                        35,565        120,565

     Advances from a non-related party that has
      been assumed by a receiver (5)                      665,000        665,000
                                                     ------------  -------------
                                                     $  1,365,656  $   1,528,093
                                                     ------------  -------------

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)



8.   Notes Payable and Advances - continued

     (4) The advances from shareholders are due on demand and do not bear interest.

     (5) See Note 12 - Commitments and Contingencies - Legal Matters for a discussion of the dismissal of this liability by the presiding judge in a receivership case for Mega Fund Corporation.

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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at December 31, 2006 and September 30, 2006.

     The (provision) benefit for income tax consist of the following:

                                December 31,   September 30,
                                    2006            2006
                               -------------   -------------
                    Current    $           0   $           0
                    Deferred               0               0
                               -------------   -------------
                               $           0   $           0
                               =============   =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2006, the Valuation Allowance increased by approximately $350,000. During the three months ended December 31, 2006, the Valuation Allowance increased by approximately $100,000.

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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)



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

     During the years ended September 30, 2003, 2004, 2005 and 2006 the Company issued shares of its common stock for consulting, legal and management services as follows;

                                                                 Company
                                              Number of       Valuation of
                                            Shares Issued     Shares Issued
                                            -------------     -------------

          Year ended September 30, 2003        7,275,000      $  811,250
          Year ended September 30, 2004       21,308,000      $4,771,450
          Year ended September 30, 2005        4,150,000      $  427,000
          Year ended September 30, 2006        6,129,000      $  190,870


     During the years ended September 30, 2003, 2004, 2005 and 2006 the Company issued common stock for Bridge Loan conversions as follows;

                                                               Amount of
                                              Number of       Bridge Loans
                                            Shares Issued      Converted
                                            -------------      ---------

          Year ended September 30, 2003        1,957,300      $  978,650
          Year ended September 30, 2004        4,135,441      $1,852,648
          Year ended September 30, 2005       10,276,100      $1,136,922
          Year ended September 30, 2006        2,482,000      $   85,000

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


10.  Capital Stock - continued

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

     In December of 2006, the Company issued 3,960,000 shares of its common stock For consulting and management services, which the Company valued at $95,041.

     In December of 2006, the Company issued 20,231,461 shares of its common stock to Bridge Loan lenders for the election to convert $225,000 to common stock.

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

     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain in the Company's service. During the year ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. During the year ended September 30, 2004, the Company had distributed 1,586,000 of the shares through grants. During the year ended September 30, 2005, the Company distributed 200,000 of the shares through grants. During the three months ended December 31, 2006, the Company distributed 3,960,000 of the shares through grants.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


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

     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2007 at the rate of $2,569 per month. For periods ended September 30, 2006 and 2005, the amount expensed for this office space lease was $33,720 and $22,491, respectively. For periods ended December 31, 2006 and 2005, the amount expensed for this office space lease was $7,707 and $7,473, respectively.

     The Company entered into a lease for additional space at the its corporate headquarters facilities on April 1, 2005 for one year ending on March 31, 2006, at the rate of 4,100 per month. The Company exercised its option to terminate this lease on its March 31, 2006 anniversary date. For the period ended September 30, 2006 the amount expensed for this office space lease was $24,600. For periods ended December 31, 2006 and 2005, the amount expensed for this office space lease was $1,200 and $12,300, respectively.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     Future lease payments due in the year ending September 30, 2007 for the term of the March 31, 2004 lease ending on February 28, 2007, equals $21,414.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2006 and 2005, $150,000 and $126,000 of Mr. Moseley's annual compensation was accrued as a payable. During the three months ended December 31, 2006, $34,160 of Mr. Moseley's annual compensation was accrued as a payable. At December 31, 2006, a total of $460,160 in compensation was accrued as a payable to Mr. Moseley.

     Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.During the period ended September 30, 2006, $86,250 of Mr. Miles' annual compensation was accrued as a payable. At September 30, 2006, a total of $142,500 in compensation was accrued as a payable to Mr. Miles. During the three months ended December 31, 2006, $40,410 of Mr. Miles's annual compensation was accrued as a payable. At December 31, 2006, a total of $218,410 in compensation was accrued as a payable to Mr. Miles.

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

     The Company was party to legal action pending in the United States District Court for the Northern District of Texas. In a lawsuit styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation, the Receiver filed a complaint against the Company to recover advances in the amount of $665,000 to the Company by Mega Fund Corporation. The Company recorded these advances as a liability on its financial statements and on December 6, 2006, the presiding judge signed an Agreed Order of Dismissal that dismissed without prejudice the lawsuit of Michael J. Quilling, the Receiver for Mega Fund Corporation.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to December 31, 2006, the Company has raised additional capital of approximately $10,000 from shareholder advances. In January of 2007, R.J. Halden Holdings, Inc. converted $200,000 of its bridge loan to the Company to 18,147,272 shares of the Company's common stock in accordance with its bridge loan and stock subscription agreement.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended September 30, 2006 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada On October 21, 1986. The principal office of the corporation is 2707 South Cooper, Suite 119, Arlington, Texas 76035.

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

On October 30, 2003, the Company completed a stock subscription agreement with Wright Entertainment, LLC, a Nevada limited liability company, whose owner and managing director is Lonnie G. Wright, Chairman and Chief Executive Officer of the Company. Wright Entertainment, LLC entered into the stock subscription agreement for Fourteen Million (14,000,000) common shares for Seven Million ($7,000,000) Dollars or Fifty ($0.50) Cents per share. The stock sale was structured as an installment stock sale. The terms of the stock sale were as follows: $500,000 down, the $6,500,000 balance payable on a promissory note at $875,000 Dollars quarterly, including 6% interest on the declining balance. A portion ($200,000) of the $500,000 down payment was satisfied by one of the Company's lenders forgiving $198,515 of advances due the lender and $1,485 of accrued interest on a note payable to the lender. In December 2004, this subscription agreement was terminated by mutual agreement between the Company and Wright Entertainment LLC as well as the termination of 4,000,000 shares that has been issued to Wright Entertainment and were to be vested to Wright Entertainment upon the full payment of the subscription agreement.

On December 13, 2004, we entered into a definitive agreement with World One Media Group, Inc., a Nevada corporation. The definitive agreement called for World One to purchase 70,000,000 restricted common shares for $7,000,000. The subscription agreement signed on December 23, 2004 set the terms of the installment purchase at $100,000 being paid on December 23, 2004 and with a promissory note bearing no interest being executed for the remaining $6,900,000 and being paid at the rate of $150,000 every 45 days beginning on January 31, 2005 until the promissory note was paid in full. Additionally, World One had the right to purchase 30,000,000 warrants for shares of common stock that could be exercised for $.01 per share at any time after the Company's stock price maintained a $10 bid price for 20 consecutive trading days.

As part of the definitive agreement, Wright Entertainment LLC which had previously entered into a stock subscription agreement for 14,000,000 shares agreed to the termination and cancellation of that agreement by the Company and further agreed to the termination and cancellation of 4,000,000 shares that had been issued in Wright Entertainment LLC's name. The definitive agreement provided for the Company to pay Wright Entertainment LLC, owned by Lonnie G. Wright, $300,000 ($60,000 at the signing and $15,000 per month for sixteen months beginning January 15, 2005) and issue Wright Entertainment LLC 1,000,000 shares of the Company's restricted common stock.

On July 26, 2005, the Board of Directors voted to (1) terminate the stock subscription agreement with Dove Media Group, Inc. (formerly known as World One Media Group, Inc.)due to its nonpayment of required installment payments, (2) cancel the 70,000,000 shares issued and held by the Company as security on the stock subscription agreement, (3) reissue 2,500,000 shares to Dove Media Group, Inc. for the $250,000 that it paid towards the stock subscription Agreement, (4) cancel the 30,000,000 warrants issued as part of the subscription agreement and
(5) cancel the 5,000,000 shares that had been authorized for Dr. Ajibike Akinkoye for services to be rendered.

On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement called for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. Additionally, Miles Investment Group, LLC had the right to warrants for 30,000,000 shares of restricted common stock that could be exercised for $.01 per share in varying amounts depending on the Company's stock price on the OTCBB exchange.

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

Although the Company is currently not airing programming to affiliates as discussed later in this Item 2 in the Liquidity and Capital Resources Section, the Company's business plan is to supply programming to independent broadcast television stations and cable systems. Formerly as Waste Conversion Systems, Inc., the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

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

We plan to targeting the minority markets, primarily the African American and Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. The African American market, composes approximately 13% of the U.S. population with a spending power in excess of $600 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $600+ billion range. With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

On July 10, 2004, the Company received a certificate from Nevada Minority Business Council, an affiliate of the National Minority Supplier Development Council, indicating that the Company qualifies as a Minority Owned and Managed Company, which has met the certification criteria established by the National Minority Supplier Development Council. The certification was renewed on February 1, 2005 for a one year period. On January 31, 2006, the Company renewed its certification with the Dallas/Fort Worth Minority Business Council, Inc. for a one year period ending January 31, 2007. The Company did not apply for renewal of the certification after it expired on January 31, 2007.

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

Management has developed a revenue generation plan that includes program syndication, securing network advertising at the best available rate, uplinking other party's signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. Management's plan is to increase rates as affiliate stations are added to the network. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition, the Company has added a focus to secure affiliations with independent full power stations that have must carry privileges with cable and digital distribution companies, but do not have the financial capability to subscribe to Nielsen ratings in its local market.

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

Results of Operations

Urban Television Network Corporation - Historical Results for the three months ended December 31, 2006 and 2005.

REVENUES. Revenues have been primarily derived from sales of advertising and programming time. Revenues for the three months ended December 31, 2006 and 2005 were $2,756 and $33,035, respectively. The decrease in revenues is primarily attributable to the Company not airing programming to a network of affiliates during the three months ended December 31, 2006. The Company at the time of going dark in April of 2006 included approximately 70 broadcast television station affiliates in various parts of the country. Upon successfully securing new financing and maintaining its Nielsen Market Research agreement, the Company's goal is to attract the larger of these 70 affiliates along with independent full power stations as affiliates.

The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.

Cost of Operations. Costs of operations for the three months ended December 31, 2006 and 2005 were $56,440 and $226,390, respectively. The major components of cost of operations for the three months ended December 31, 2006 and 2005 were as follows:

                                             2006       2005
                                           --------   --------
     Satellite and uplink services         $ 36,600   $102,899
     Master control and production               -      38,035
     Programming costs                           -      14,938
     Affiliate relations                         -      27,388
     Technology expenses                     19,840     43,130
                                           --------   --------
           Total Cost of Operations        $ 56,440   $226,390
                                           --------   --------

The expense for satellite, uplink services, master control and production, Programming and affiliate relations decreased by $146,660 during the three months ended December 31, 2006 as compared to the same period ended December 31, 2005, primarily because the Company was not on the air and did not incur any costs for satellite time, master control and production, programming and production during the three months ended December 31, 2006.

Technology costs decreased by $23,290 for the three months ended December 31, 2006 as compared to the same period ended December 31, 2005, primarily because the Company was not on the air and did not require the level of technology support that is required when the network is airing programming to an affiliate base.

Administration expenses of $231,665 for the three months ended December 31, 2006 increased by $79,427 or 52% over the administrative expenses of $153,238 for the three months ended December 31, 2005.

Following is a comparative of the general administrative expense categories for the three months ended December 31, 2006 and 2005.

                                                     2006       2005
                                                   --------   --------
     Administrative personnel                      $114,170   $ 84,500
     Stock based compensation                        79,200     10,000
     Consulting                                        --        1,000
     Travel, conventions                              1,642      2,629
     Legal fees                                        --          --
     Accounting fees                                 12,975     10,000
     Public relations costs                            --          790
     Transfer Agent, permit fees                        500      2,373
     Rent expenses                                    8,907     19,559
     Internet and service bureau costs                4,195      3,085
     Supplies                                           500        387
     Payroll taxes                                     --        3,855
     Taxes -other                                     4,000      4,215
     Telephone                                        4,254      6,341
     Postage and shipping                              --        1,379
     Utilities                                        1,298      2,008
     Other                                               24      1,117
                                                   --------   --------
        TOTAL                                      $231,665   $153,238
                                                   --------   --------


The increase of $29,670 in administrative cost for the three months ended December 31, 2006 as compared to the same period ending December 31, 2005 is due primarily to the Company having an employment agreement with the Chief Executive Officer during the three months ended December 31, 2006 and not for the same period ended December 31, 2005.

The increase of $69,200 in stock based compensation for the three months ended December 31, 2006 as compared to the same period ending December 31, 2005 is due to an increase during the three months ended December 31, 2006 in the number of shares of common stock issued to management and consultants as partial payment of compensation.

Transfer agent and permit expenses decreased by $1,873 for the three months ended December 31, 2006 compared to the same period for 2005 due primarily to the Company not incurring as much expense related to the issuance of stock certificates for the conversion of bridge loans.

Rent expenses decreased by $10,652 for the three months ended December 31, 2006 primarily due the Company not renewing the lease for production facilities in March of 2006 that were being rented during the three months ended December 31, 2006.

Internet and service bureau costs decreased by $1,110 for the three months ended December 31, 2006 compared to the same period ended December 31, 2005, primarily due to the Company bringing its Internet services inhouse and managing the content.

Payroll taxes expenses decreased by $3,855 for the three months ended December 31, 2006 as compared to the same period ended December 31, 2006 because the Company was off the air during the 2006 period and did not pay any payroll costs that would result in payroll taxes being due.

Telephone expenses decreased by $2,087 during the three months ended December 31, 2006 as compared to the same period ended December 31, 2005 primarily due the Company not being on the air and having normal master control operations, production, programming and affiliate relations operations.

Operating Results. We had a net operating losses of $300,708 and $367,202, for the three months ended December 31, 2006 and 2005, respectively. The decreased loss of $66,494 for the 2006 period was attributed to the following;

     Decrease in revenues                             $ (30,279)
     Decrease in satellite, uplinking, master
       Control, production, programming, affiliate
       Relations and technology expenses                169,950
     Increase in administrative                         (78,427)
     Decrease in depreciation and amortization            5,250
                                                      ---------
                                                      $  66,494
                                                      ---------

Earnings Per Share of Common Stock. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net (loss) per share of common stock was $(0.004) and $(0.01) for the three months ended December 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $25,108,735 from the inception of the Company through December 31, 2006.

Current liabilities at December 31, 2006 were $3,166,190 which exceeded current assets of $176 by $3,166,014. The Company's cash position at December 31, 2006 was $176, a decrease of $3,347 from the position at September 30, 2006. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

The Company is experiencing liquidity needs resulting from an inability to complete a structured financing with existing shareholders or new investors or a strategic investment on acceptable terms to the company.

Due to the lack of necessary capital resources, the Company is not able to pay for its satellite space and uplinking services which in turn results in the Company not being able to transmit programming to an affiliate network. The Company has laid-off its master control, production, programming and affiliate relations employees while it seek financing.

The Company has made several concerted efforts to enlist support from its major shareholder groups. However, notwithstanding significant commitment, these efforts have been successful only in raising modest amounts to maintain marginal operations. The Company is continuing to work with certain investors to help meet immediate short-term liquidity needs estimated to be approximately $500 thousand and the funds to execute on its plan of developing an affiliate base of predominately full power stations with associated Nielsen ratings which would lead to advertising revenue from major corporations. As of February 9, 2007, the Company had cash on hand of approximately $500 and as of December 31, 2006, a net working capital deficit of $3,166,014. The Company has loan Agreements with "certain lenders" totaling approximately $500,000 secured by blanket liens upon the Company's assets that matured in April 2006 and are now in default and as described in the December 31, 2006 financial statements presented in this 10-QSB report, one of the lenders (Westar Satellite Services, LP) has filed a lawsuit against the Company for nonpayment of notes and contracts.

The total outstanding indebtedness as of February 9, 2007 is approximately $3,390,000. The Company's ability to continue its operations and execute on its business plan requires additional funds from various sources. If adequate funds are not available on acceptable terms our business future as a viable entity is in severe jeopardy.

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

The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level. As the Company continues to grow, it will enter into new license agreements to replace existing licenses for programs that do not fit into the Company's business model for a minority focused television network. The cancelable feature of these license agreements could effect the Company's source of revenue generation should a program be cancelled by a licensor and the Company not be able to replace it within the 30 day notice of cancellation period.

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

Contractual Obligations

Future payments due on the Company's contractual obligations as of December 31, 2006 are as follows:

                                                Total         2007    2008-2010
                                                -----         ----    ---------
 Operating lease -office space             $   24,450   $   24,450           --
 Advances by shareholders                      35,565       35,565           --
 Loans from shareholders                      601,580      250,000      351,580
 Loans from vendors                            75,000       75,000           --
 Advances from non-related party              665,000      665,000           --
 Contractual obligations                    1,664,431      874,431      790,000
                                           ----------   ----------   ----------
 Total                                     $3,066,026   $1,924,446   $1,141,580
                                           ----------   ----------   ----------

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

We had a net loss of $322,182 for the three months ended December 31, 2006 and a net loss of $371,738 for the three months ended December 31, 2005. We expect to incur losses in the future as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African American and English speaking Hispanic format. We currently anticipate that our revenues as well as cash from financings and equity sales will be sufficient to satisfy operating expenses by the end of fiscal 2007. We may need to raise additional funds, however. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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

For a more detailed discussion as to the risks related to Urban Television Network Corporation, our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on January 16, 2007.

Financing activities for the three months ended December 31, 2006 include:

     1) Issuance of 20,231,461 shares of common stock to R.J. Halden Holdings, Inc. conversion of $225,000 in bridge loans to the Company.

     2) The Company received $62,564 cash and cash equivalents on the R.J. Halden Holdings, Inc. stock subscription agreement as discussed in Footnote 10 to the Financial Statements and in Item 2 of this Quarterly Report.

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


Other Events

None

Item 3.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

The Company is party to legal action pending in the United States District Court for the Northern District of Texas. The Company has been served with a summons in a civil case styled Michael J. Quilling, Receiver For MegaFund Corporation and Stanley A. Leitner vs.Urban Television Network Corporation. The Receiver filed a complaint against the Company to recover advances in the amount of $665,000 to the Company by Mega Fund Corporation on behalf of Dove Media Group, Inc. related to its stock subscription agreement. The Company recorded these advances as a liability on its financial statements and believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity. On December 6, 2006, the presiding judge for the United States District Court For the Northern District of Texas, Dallas Division, signed an Agreed Order Of Dismissal that dismissed without prejudice the lawsuit of Michael J. Quilling, Receiver for Megafund Corporation and Stanley A. Leitner.

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

On November 30, 2006, the Company issued 11,157,825 shares of its common stock To R.J. Halden Holdings, Inc. for its conversion of $125,000 in accordance with its Bridge Loan and related stock subscription agreement.

On December 7, 2006, the Company issued 9,073,636 shares of its common stock To R.J. Halden Holdings, Inc. for its conversion of $100,000 in accordance with its Bridge Loan and related stock subscription agreement.

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

Dated: February 13, 2007

Urban Television Network Corporation


By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   -------------------------------           -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO