Form 10QSB
period 2007-03-31
URBAN TELEVISION NETWORK CORP
filed 2007-05-21
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2007


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from         to
                                                -------   --------

                         Commission file number 33-58972
                                                ---------


                      URBAN TELEVISION NETWORK CORPORATION
       -------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


        NEVADA                                             22-2800078
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



             300 RadioShack Circle, Ste. T3-381, Fort Worth, Texas  76102
         -------------------------------------------- -----------------
               (Address of principal executive offices) (Zip Code)



                  Issuer's telephone number,   ( 817 )     415   -   4816
                                             ----------- --------  --------

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


     130,161,010 shares of common stock, $0.0001 par value, as of May 9, 2007
     ---------------------------------------------------------------------------

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




Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................22




Item 3.  Controls and Procedures..............................................34




PART II. OTHER INFORMATION



Item 1.   Legal Proceedings...................................................35



Item 2.   Changes in Securities and Use of Proceeds...........................36



Item 3.   Defaults upon Senior Securities.....................................36



Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................36


Item 5.   Other Information...................................................37



Item 6.   Exhibits and Reports on Form 8-K....................................37




Signatures....................................................................37

                         URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB






PART I-FINANCIAL INFORMATION





Item 1.  Financial Statements.  (Unaudited)

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2007 The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2007, follow.

                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                    Consolidated Balance Sheet - (Unaudited)
                                 March 31, 2007



ASSETS

Currents Assets
  Cash and Cash Equivalents                                  $       193
  Prepaid Expense                                                203,533
                                                             -----------
             Total Current Assets                                203,726
                                                             -----------

Fixed Assets (Net of Accumulated Depreciation)                    23,158
                                                             -----------

Other Assets
  Network Assets (Net of Amortization)                            25,522
  Coal Reserves                                                4,600,000
  Impairment of Coal Reserves                                 (4,600,000)
  Organizational Costs-Net                                           360
                                                             -----------
             Total Other Assets                                   25,882
                                                             -----------
             TOTAL ASSETS                                    $   252,766
                                                             -----------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                           $ 1,102,884
  Due to Stockholders                                             43,745
  Notes Payable to Stockholders                                  465,091
  Advances                                                       665,000
  Accrued Compensation                                           818,645
  Accrued Interest Payable                                        82,721
                                                             -----------
             Total Liabilities (All Current)                   3,178,086
                                                             -----------

Stockholders' Equity
  Preferred Stock, $1 par value, 500,000 shares authorized,
    100,000 outstanding at March 31, 2007                        100,000
  Common Stock, $0.0001 par value, 200,000,000 shares
authorized; 130,161,010 outstanding at March 31, 2007             13,016
  Additional Paid-in Capital                                  22,292,991
  Accumulated Deficit                                        (25,331,327)
                                                             -----------
             Total Stockholders' Equity (Deficit)             (2,925,320)
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   252,766
                                                             -----------



              The accompanying notes are an integral part of these
                         unaudited financial statements.




                      URBAN TELEVISION NETWORK CORPORATION

               Consolidated Statement of Operations - (Unaudited)





                                          Three months ended March 31,     Six months ended March 31,
                                               2007           2006             2007            2006
                                            --------       ---------       ---------       ----------


REVENUES                                  $    1,241       $  26,992       $   3,997       $  60,027
                                           ---------        --------        --------        --------

OPERATING EXPENSES:

  Satellite and Uplink Services               36,600          96,003          73,200         198,902
  Master Control, Production                  16,667          47,279          16,667          85,314
  Programming                                   --             4,684             --           19,622
  Affiliate Relations                           --             4,160             --           31,548
  Technology Expenses                           --            53,784          19,840          96,914
  Administration                             133,606         356,121         365,271         509,359
  Depreciation and Amortization               14,247          20,609          29,606          41,218
                                           ---------        --------        --------        --------
TOTAL OPERATING EXPENSES                     201,120         582,640         504,584         982,877
                                           ---------        --------        --------        --------
NET OPERATING (LOSS)                        (199,879)       (555,648)       (500,587)       (922,850)

OTHER INCOME) EXPENSE
  Interest (expense)                         (22,713)         (8,867)        (45,967)        (13,303)
  Discounts on liability settlements             --              --            1,780             --
                                           ---------        --------        --------        --------
TOTAL OTHER INCOME (EXPENSE)                (222,592)       (564,515)       (544,774)       (936,153)
                                           ---------        --------        --------        --------

NET INCOME  (LOSS) BEFORE INCOME TAXES

Provision for Income Taxes
    (Expense) Benefit                           --               --              --              --
                                           ---------        --------        --------      ----------
NET INCOME (LOSS)                           (222,592)       (564,515)       (544,774)       (936,153)

Beginning Retained Earnings (Deficit)    (25,108,735)    (18,803,731)    (24,786,553)    (18,431,993)

ENDING RETAINED EARNINGS (DEFICIT)       (25,331,327)    (19,368,246)    (25,331,327)    (19,368,146)
                                         ===========      ==========      ==========     ===========


Earnings (Loss) per share:
   Net (loss)                            $     (.01)      $    (0.01)     $    (0.01)     $    (0.02)

Weighted average number of common
  shares outstanding                     90,160,643      137,121,277      90,160,643     137,121,277




                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                      URBAN TELEVISION NETWORK CORPORATION

               Consolidated Statement of Cash Flows - (Unaudited)



                                                     Six months ended March 31,
                                                       2007             2006
                                                    ---------         ---------

Operating Activities
Net (loss)                                      $   (544,774)      $ (  936,153)
Adjustments to reconcile net (loss) to net
 Cash provided by operating activities:
  Depreciation and Amortization                       29,606             41,218
  Common Stock Issued for Services                   295,040            182,920
  Accounts receivable                                    --               2,807
  Prepaid expense                                   (203,533)             3,600
  Discounts on liability settlements                 ( 1,780)               --
  Accounts payable                                   126,731            158,665
  Accrued interest expense                            43,816              3,570
  Accrued compensation                               180,820            189,815
                                                   ---------          ---------

Net Cash Provided by Operating Activities           ( 74,074)          (353,558)
                                                   ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                   --                  --
                                                   ---------          ---------
Net Cash (Used In) Investing Activities                 --                  --
                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Stock Sales                        --                  --
Proceeds from Bridge Loans                              --                  --
Proceeds from Loans and Notes Payable                 70,744            300,754
Payments on Loans and Notes Payable                     --             ( 23,722)
Collection on Subscription Receivable                   --               39,500
                                                   ---------          ---------

Net Cash Provided by Financing Activities             70,744            316,532
                                                   ---------          ---------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS          ( 3,330)           (37,026)

Cash at Beginning of Period                            3,523             40,369
                                                   ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      193          $   3,343
                                                   ---------          ---------



SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
    Interest                                           2,151          $   5,953
    Income Taxes                                  $     --            $   --
  Non-Cash Transactions:
    Discounts on liability settlements            $    1,780          $   --
    Common Stock Issued for Services              $  294,596          $ 182,920
    Common stock Issued for Note Conversions      $  425,000          $ 160,000




                 The accompanying notes are an integral part of
                           these financial statements.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006, which was filed January 16, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of March 31, 2007 and the results of its Operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2007.

2.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is 300 RadioShack Circle, Ste. T3-381, Fort Worth, Texas 76102.

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

     On February 7, 2003, the Company entered into a Stock Exchange Agreement with the majority shareholders of Urban-Texas. Among other things, the Agreement provided for the Company's purchase of approximately 90% of the issued and outstanding capital stock of Urban-Texas (13,248,000 of 14,759,000 shares) in exchange for the Company's issuance of 13,248,000 shares of its authorized but unissued common stock, $.0001 par value (the "Exchange Shares"), to the majority shareholders of Urban-Texas. In June of 2003, the remaining 10% of Urban-Texas common stock was acquired by the Company.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions are eliminated. The Company owns 100% of Urban Television Network Corporation, a Texas corporation and Urban Records, Inc., a Nevada corporation, which have no assets or operations.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at March 31, 2007 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the six months ended March 31, 2007 and 2006.

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

     Recent accounting pronouncements

     In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (FIN48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

     In 2006, the Financial Accounting Standards Board issued the following:

     -    SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

     -    SFAS No. 156: Accounting for Servicing of Financial Assets

     -    SFAS No. 157: Fair Value Measurements

     - SFAS No. 158: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

     Reclassification of Prior Year Amounts

     Certain prior year amounts have been reclassified to conform with current year presentation.


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At March 31, 2007, an allowance for doubtful accounts was not considered necessary.


4.   Network Assets - Amortization

     Network assets consist of intangibles other than Goodwill. These assets are recorded at cost and consist of amounts paid to acquire the television network affiliate base from Hispanic Television Network, plus technology consulting directly related to setting up the affiliate network. These assets automatically renew every year unless either party terminates the agreement by such notification to the other party. A useful life of five
     (5) years is estimated for the assets. These agreements are not expected to be terminated by either party prior to its useful life period. Total amortization of these assets has been $170,106 and the amortization for the six months ended March 31, 2007 and 2006 was $12,520 and $12,520 respectively.

     Future amortization of the Network assets at March 31, 2007 will be $25,522 and on an annual basis be as follows:

                Year ended September 30, 2007              $12,520
                Year ended September 30, 2008              $13,002


5.   Coal Reserves

     By agreement dated September 30, 2005 with GeoTec Thermal Generators, Inc., the Company acquired 200,000 tons of mined coal in exchange for 100,000 shares of preferred Stock, which may be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price, which based on the bid price of $.10 price on September 30, 2005, was valued at $4,600,000. GeoTec Thermal Generators, Inc. has other coal in other locations in the United States and the agreement allows the Company to substitute coal in these other locations, which the Company may exercise this right if it for example would expedite the delivery process. In evaluating the coal assets in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" as discussed in Note 1 - Significant Accounting Policies, the Company has recorded an impairment reserve of $4,600,000 against the coal assets.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


6.   Property, Plant and Equipment

     Furniture, fixtures and equipment, their estimated useful lives, and related accumulated depreciation are summarized as follows:

                                             Range of
                                             Lives in       March 31,
                                              Years           2007
                                            ---------    -------------

      Master Control, Editing Equipment           3-5    $      84,074
      Studio and Production Equipment             3-5           60,500
      Production Van                                5           45,000
      Affiliated Receiver Equipment                 5           20,247
                                                         -------------
                                                               209,821
      Less: Accumulated Depreciation                          (186,663)
                                                         -------------
                                                         $      23,158
                                                         =============

     The Company did not acquired equipment during the six months ended March 31, 2007 or 2006, respectively. Total depreciation expense for the six months ended March 31, 2007 and 2006 was $17,085 and $28,698, respectively.


7.   Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     Reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     The Company leased office space from one its shareholders and director for $2,000 per month. The total rental expense for the year ended September 30, 2004 was $24,000.

     In year 2003, the Company began using the services of a company owned by shareholders, one being a director of the Company, that provides the Company with the equipment and master control services to put the Company's programming on the satellite for the broadcast affiliates to receive and rebroadcast to their local markets. During the period ended September 30, 2004, the total expense paid out for these services was $430,367.

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the periods ended March 31, 2007 and 2006, the total expense paid out for these services was $19,840 and $96,914, respectively.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


7.   Related Party Transactions - Continued

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


7.   Related Party Transactions - Continued

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

     On July 29, 2005, we entered into a stock subscription agreement with Miles Investment Group, Inc., a Texas limited liability company controlled by Jacob R. Miles III, a shareholder and the Company's Chief Executive Officer. The agreement calls for Miles Investment Group, LLC to purchase 69,000,000 restricted common shares for $6,900,000 on an installment basis over a 28 month period with the terms being $100,000 as a down payment and $250,000 per month beginning on September 1, 2005 and the first each month thereafter until the total of $6,800,000 has been paid in full. The Company has deferred payments on the stock subscription agreement until June 30, 2006, in consideration for Miles Investment Group LLC bringing the coal reserves deal to the Company. All the shares are pledged as collateral for the promissory note and will be physically held by the Company. Additionally, Miles Investment Group, LLC will be issued warrants for 30,000,000 shares of restricted common stock that can be exercised for $.01 per share in various amounts depending on the future stock price of the Company's stock.

     During the fiscal years ended September 30, 2005, Randy Moseley, CFO advanced the Company $30,900 for operating expenses.

     During the fiscal year ended September 30, 2006, Jacob R. Miles, CEO advanced the Company $30,000 for operating expenses.

     During the  fiscal  year ended  September  30,  2006,  Randy  Moseley,  CFO
     advanced  the  Company   $43,500  for   operating   expenses  and  received
     reimbursements of $22,000.

     During the three months ended March 31, 2007, Randy Moseley, CFO advanced the Company $8,180 for operating expenses.

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

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)



8.   Notes Payable and Advances
                                                                March 31,
                                                                 2007
                                                              ----------
     Note payable to stockholder at 20%
      interest payable on or before
      September 20, 2008 (1)                                  $  151,580

     Notes payable to stockholders at 6% due
      upon sale of coal reserves                                 160,000

     Note payable to stockholder at no
      Interest, payable $15,000 per month,
      on 15th of the month, final payment
      due April 15, 2006                                          90,000

     Note payable to vendor at 12% interest
      (18% on past due amounts) payable on
      April 30, 2006 (2)                                          63,511

     Advances from shareholders (3)                               43,745

     Advances from a non-related party that has
      been assumed by a receiver (4)                             665,000
                                                                --------
                                                              $1,173,836
                                                               ---------

(1) The holders of the September 20, 2008 note and vendor note have a UCC-1 lien against the Company's assets. The September 20, 2008 note originally due on August 31, 2005 has been extended by the noteholder various times in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and changing the conversion ratio to the current price of $.011 per share. In September 2006 the note was made part of an increased bridge loan of $492,400 of which $358,016 had been advanced at September 30, 2006. The note is associated with a stock subscription agreement with R.J. Halden Holdings, Inc. discussed in Note 9.

(2) Westar Satellite Services was granted 100,000 warrants at an exercise price $0.12 per share for a period of three years from November 7, 2005. The noteholder has filed suit against the Company for payment of this note and accrued interest. See Note 12 - Commitments and Contingencies for a discussion of this liability.

(3)  The advances from shareholders are due on demand and do not bear interest.

(4) See Note 12 - Commitments and Contingencies - Legal Matters for a discussion of the dismissal of this liability by the presiding judge in a receivership case for Mega Fund Corporation.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at March 31, 2007.

     The (provision) benefit for income tax consist of the following:

                                               March 31,
                                                 2007
                                            -------------
                Current                     $           0
                Deferred                                0
                                            -------------
                                            $           0
                                            =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2006, the Valuation Allowance increased by approximately $350,000. During the six months ended March 31, 2007, the Valuation Allowance increased by approximately $70,000.

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


                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


10.  Capital Stock - continued

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


     In the fiscal years ended September 30, 2004, 2005 and 2006 the Company entered into four stock subscription agreements, of which three with three different minority groups for a majority ownership interest in the Company's common stock have been terminated. Following is a summary of the stock transactions involved in those agreements, which or more fully described in Note 7 - Related Party Transactions;

                                       Number of        Value
 Date of                                Shares         Assigned          Note         Warrants
Agreement   Name of  Group              Issued        To Shares          Value         Issued
---------   ----------------------   ------------    ------------    ------------    ------------

10/30/03    Wright Entertainment       18,000,000    $  9,000,000    $  6,800,000
12/13/04    Wright Entertainment      (18,000,000)   $ (9,000,000)   $ (6,800,000)
12/13/04    World One Media Group      70,000,000    $  7,000,000    $  6,750,000      30,000,000
 7/26/05    World One Media Group     (67,500,000)   $ (6,750,000)   $ (6,750,000)    (30,000,000)
 7/29/05    Miles Investment Group     69,000,000    $  6,900,000    $  6,690,000      30,000,000
 7/29/06    Miles Investment Group    (67,000,000)   $ (6,700,000)   $ (6,690,000)    (30,000,000)
                                     ------------    ------------    ------------    ------------
Net Effect at 9/30/06                   4,500,000    $    450,000    $        --              --
                                     ------------    ------------    ------------    ------------

     In September 2005, the Company issued 200,000 shares of its common stock to the noteholder of the $171,710 note payable discussed in Note 8 as part of the consideration for the noteholder agreeing to extend the note to March 31, 2006.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


10.  Capital Stock - continued

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

     On September 29, 2006, the Board of Directors approved effective as of September 23, 2006, a subscription agreement R. J. Halden Holdings, Inc. ("RJHH"). RJHH is one of the largest, if not largest shareholder in the Company. The Subscription Agreement calls for RJH to fund $1.5 million on or before January 31, 2007. RJHH is entitled to purchase 64% interest in the Company, or a total of 136,104,486 shares. The subscription vest with pro rata advances in increments of a minimum of 500,000 shares as paid. The Company's currently authorized shares of 200,000,000 will have to be amended in the future to allow for the full issuance of the 136,104,486 shares, should R.J. Halden Holdings, Inc. fund the entire $1,500,000.

     In December of 2006, the Company issued 3,960,000 shares of its common stock for consulting and management services, which the Company valued at $95,041.

     In December of 2006, the Company issued 20,231,461 shares of its common stock to Bridge Loan lenders for the election to convert $225,000 to common stock.

     In January of 2007, the Company issued 18,147,300 shares of its common stock to Bridge Loan Lenders for the election to convert $200,000 to common stock.

     In March of 2007, the Company issued 10,000,000 shares of its common stock to Circle R Media in return for space, equipment and personnel at its facilities. The Company valued the shares at $.02 per share.


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

     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


10.  Capital Stock - continued

     the success of the Company, and to encourage them to remain in the Company's service. During the year ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. During the year ended September 30, 2004, the Company had distributed 1,586,000 of the shares through grants. During the year ended September 30, 2005, the Company distributed 200,000 of the shares through grants. During the six months ended March 31, 2007, the Company distributed 3,960,000 of the shares through grants.

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

12.  Commitments and Contingencies

     Satellite Transponder Lease

     In December 2005, the Company renewed its Satellite space segment service agreement with Intelsat, Inc. for 6 MHz of satellite bandwidth on Intelsat 5 for a period of five years ending on October 31, 2010 at the rate of $17,850 per month. This agreement was terminated by Intelsat in April 2006 for non-payment by the Company. For the periods ended March 31, 2007 and 2006, the amounts expensed were $-0- and $108,258, respectively.

     Signal Uplink Lease

     The Company renewed its Full Time Broadcast Agreement with Westar Satellite Services, LP on October 15, 2005 for a full time redundant 6 MHz digital C-band uplink service for a period of five years ending on October 31, 2010 at the rate of $8,800 per month plus taxes. For periods ended March 31, 2007 and 2006 the mounts expensed for Uplink services were $52,800 and $52,800, respectively.

     Westar Satellite Services, LP has sued the Company for non-payment of this contract. Future lease payments due during the term of the master service agreement ending on October 31, 2010 will equal $360,800 and be due as follows:

          Year ended September 30, 2007            $ 52,800
          Year ended September 30, 2008            $105,600
          Year ended September 30, 2009            $105,600
          Year ended September 30, 2010            $ 96,800

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and renewed the lease through February 28, 2007 at the rate of $2,569 per month. For periods ended September 30, 2006 and 2005, the amount expensed for this office space lease was $33,720 and $22,491, respectively. For periods ended March 31, 2007 and 2006, the amount expensed for this office space lease was $15,614 and $14,682, respectively.

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

     Future lease payments due in the year ending September 30, 2007 for the term of the March 31, 2004 lease ending on February 28, 2007, equals $15,414.

     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2006 and 2005, $150,000 and $126,000 of Mr. Moseley's annual compensation was accrued as a payable. During the six months ended March 31, 2007, $84,160 of Mr. Moseley's annual compensation was accrued as a payable. At March 31, 2007, a total of $510,160 in compensation was accrued as a payable to Mr. Moseley.

     Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.During the period ended September 30, 2006, $142,500 of Mr. Miles' annual compensation was accrued as a payable. At September 30, 2006, a total of $178,000 in compensation was accrued as a payable to Mr. Miles. During the six months ended March 31, 2007, $96,660 of Mr. Miles's annual compensation was accrued as a payable. At March 31, 2007, a total of $274,660 in compensation was accrued as a payable to Mr. Miles.

                      Urban Television Network Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


12.  Commitments and Contingencies - continued

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to March 31, 2007, the Company has raised additional capital of approximately $70,000 from shareholder advances.

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

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada On October 21, 1986. The principal office of the corporation is 300 Radio Shack Circle, Suite T3-381, Fort Worth, Texas 76102.

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

On September 29, 2006, the Board of Directors approved effective as of September 23, 2006, a subscription agreement R. J. Halden Holdings, Inc. ("RJHH"). RJHH is one of the largest, if not the largest shareholder in the Company. The Subscription Agreement calls for RJHH to fund $1.5 million on or before January 31, 2007. RJHH is entitled to purchase 64% interest in the Company, or a total of 136,104,486 shares. The subscription vest with pro rata advances in increments of a minimum of 500,000 shares as paid.

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

We plan to target the minority markets, primarily the African American and Hispanic Markets, because we believe that they present vast marketing opportunities and that are currently under-served by our competition. The African American market, composes approximately 13% of the U.S. population with a spending power in excess of $600 billion. The Hispanic population is also approximately 13% of the U.S. total with a spending power also in the $600+ billion range. With few competitors in broadcast television that are exclusively devoted to programming to the minority markets, we feel that there are attractive opportunities to provide a quality broadcasting service to the African American and Hispanic (especially bi-lingual and English speaking Hispanic programming) populations that together make up in excess of 25% of the U.S. population.

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

Results of Operations

Urban Television Network Corporation - Historical Results for the three month and six month periods ended March 31, 2007 and 2006.

REVENUES. Revenues are primarily derived from sales of advertising and programming time. Revenues for the three months and six months ended March 31, 2007 were $1,241 and $3,997 compared to $26,992 and $60,027 for the three months and six month periods ended March 31, 2006. The Company at the time of going dark in April of 2006 included approximately 70 broadcast television station affiliates in various parts of the country. Upon successfully securing new financing and maintaining its Nielsen Market Research agreement, the Company's goal is to attract the larger of these 70 affiliates along with independent full power stations as affiliates.

The operations are still in the growth stages and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.


OPERATING RESULTS. For the three months ended March 31, 2007 and 2006 the Company had operating cost of $53,267 and $205,910, respectively. For the six months ended March 31, 2007 and 2006, the Company had operating cost of $109,707 and $432,300, respectively. The major components of cost of operations for the three month and six month periods ended March 31, 2007 and 2006 were as follows:

                                        Three months ended     Six months ended
                                       -------------------   -------------------
                                         2007       2006       2007       2006
                                       --------   --------   --------   --------

Satellite and uplink services          $ 36,600   $ 96,003   $ 73,200   $198,902
Master control and production            16,667     47,279     16,667     85,314
Affiliate relations                         --       4,160        --      31,548
Programming cost                            --       4,684        --      19,622
Technology expenses                         --      53,784     19,840     96,914
                                       --------   --------   --------   --------
   Total                               $ 53,267   $205,910   $109,707   $432,300
                                       --------   --------   --------   --------

The expense for satellite and uplink services decreased by $59,403 and $125,702 during the three months and six months ended March 31, 2007, respectively, as compared to the same periods ended March 31, 2006, primarily because the Company has not been on the air since April of 2006. The expense for the three months and six months ended March 31, 2007 is an accrual under an uplink contract that is still in effect.

The Company was not on the air during the three and six months ended March 31, 2007 and did not incur any costs for master control operations, production, affiliate relations and programming during the three months and six months periods ending March 31, 2007, except for the $16,667 of amortization of its agreement with Circle R Media for equipment and space which was exchanged for the Company's common stock.

Technology costs decreased by $53,784 and $77,074 during the three months and six months ended March 31, 2007, respectively, as compared to the same periods ended March 31, 2006, primarily because the Company has not been on the air since April of 2006 and did not require the level of technology support that is required when the network is airing programming to an affiliate base.


Administration expenses of $133,606 for the three months ended March 31, 2007 decreased by $222,515 or 63% from the administrative expenses of $356,121 for the three months ended March 31, 2006.

Administration expenses of $365,271 for the six months ended March 31, 2007 decreased by $144,088 or 29% from the administrative expenses of $509,359 for the six months ended March 2006.

Following is a comparative of the major expense categories for the three month and six month periods ending March 31, 2007 and 2006.

                                   Three months ended         Six months ended
                                  --------------------     ---------------------
                                    2007         2006         2007         2006
                                  -------     --------     --------    ---------
Administrative management       $ 106,250    $ 127,750    $ 220,420    $ 212,250
Stock based compensation              --       132,500       79,200      142,500
Consulting                            --        10,000          --        11,000
Nielsen Market Research               --        10,109          --        10,109
Payroll taxes                         --         4,285          --         8,140
Taxes - Other                       3,999          --         7,999        4,215
Travel, conventions                   --         8,868        1,740       15,497
Accounting fees                     9,475          137       22,450       10,137
Public relations costs                --         2,120          --         2,910
Transfer Agent, permit fees         1,600        2,713        2,100        5,086
Rent and utilities expense          7,786       22,717       17,991       44,284
Internet costs                      1,105        4,390        5,300        7,475
Supplies                              --         3,941          500        4,328
Telephone                           1,623       11,045        5,877       17,386
Postage and shipping                  --         2,150          --         3,529
Other                               1,768       13,396        1,694       10,513
                                  -------      -------      -------      -------
          TOTAL                 $ 133,606    $ 356,121    $ 365,271    $ 509,359
                                  -------      -------      -------      -------


The expense for administrative management and stock based compensation decreased by $154,000 and $55,130 during the three months and six months ended March 31, 2007, respectively, as compared to the same periods ended March 31, 2006, primarily because the Company reduced the number of management personnel during 2006.

The Company did not incur any costs for consulting, Nielsen Market Research, payroll taxes, public relations, postage and shipping, Internet and supplies during the three months and six months periods ending March 31, 2007 because the it was not on the air during these periods.

Travel and conventions expenses decreased by $8,868 and $13,757, respectively for the three and six months periods ended March 31, 2007 as compared to the same periods in 2006 due to the Company not being on the air during these periods in 2007 and to the Company's reduced travel related cost associated with the minority ownership no longer being located in Las Vegas, Nevada.

The increase in accounting fees increased by $9,338 and $12,313 for the three and six months periods ended March 31, 2007 as compared to the same period for 2006 was due primarily to the increase in cost associated with annual audits and quarterly reviews associated with SEC filings.

Transfer agent and permit fees decreased by $1,113 and $2,986, respectively for the three and six months periods ended March 31, 2007 as compared to the same periods in 2006 due to the Company not having the activity in the issuance of stock certificates in the periods in 2007 as compared to 2006.

Rent and utilities expenses decreased by $14,931 and $26,293, respectively for the three and six months periods ended March 31, 2007 as compared to the same periods in 2006 due to the Company not renewing the lease for production facilities in 2007.

Telephone expense decreased by $9,422 and $11,509, respectively for the three and six months periods ended March 31, 2007 as compared to the same periods in 2006 due to the Company not being not on the air during these periods in 2007.

Other expense decreased by $11,628 and $8,819, respectively for the three and six months periods ended March 31, 2007 as compared to the same periods in 2006 due to the Company not being not on the air during these periods in 2007.


Operating Results:

Operating Results. We had a net operating losses of $199,879 and $555,548, for the three months ended March 31, 2007 and 2006, respectively. The decreased loss of $355,669 for 2007 was primarily attributed to the Company not being on the air during the three months ended March 31, 2007 and reducing costs in all of its operating expenses as shown above in the discussions of operating expenses and administrative expenses.

The Company had operating losses for the six months ended March 31, 2007 and 2006 of $500,587 and $922,850, respectively. The decreased loss of $422,263 for 2007 was primarily attributed to the Company not being on the air during the six months ended March 31, 2007 and reducing costs in all of its operating expenses as shown above in the discussions of operating expenses and administrative expenses.


EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.01 and $0.01 for the three months March 31, 2007 and 2006, respectively. The basic and diluted net loss per share of common stock was $0.01 and $0.01 for the six months March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $25,331,327 from the inception of the Company through March 31, 2007.

Current liabilities at March 31, 2007 were $3,178,086 which exceeded current assets of $203,726 by $2,974,360. The Company's cash position at March 31, 2007 was $193, a decrease of $3,330 from the position at September 30, 2006. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected. In a worse case scenario, we would have to scale back or cease operations, and we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

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

The Company has made several concerted efforts to enlist support from its major shareholder groups. However, notwithstanding significant commitment, these efforts have been successful only in raising modest amounts to maintain marginal operations. The Company is continuing to work with certain investors to help meet immediate short-term liquidity needs estimated to be approximately $500 thousand and the funds to execute on its plan of developing an affiliate base of predominately full power stations with associated Nielsen ratings which would lead to advertising revenue from major corporations. As of May 9, 2007, the Company had cash on hand of approximately $150 and as of March 31, 2007, a net working capital deficit of $2,974,360. The Company has loan agreements with "certain lenders" totaling approximately $500,000 secured by blanket liens upon the Company's assets that matured in April 2006 and are now in default and as described in the March 31, 2007 financial statements presented in this 10-QSB report, one of the lenders (Westar Satellite Services, LP) has filed a lawsuit against the Company for nonpayment of notes and contracts.

The total outstanding indebtedness as of May 9, 2007 is approximately $3,390,000. The Company's ability to continue its operations and execute on its business plan requires additional funds from various sources. If adequate funds are not available on acceptable terms our business future as a viable entity is in severe jeopardy.

Our continued growth, will require additional funds that may come from a variety of sources, including the stock subscription agreement with R.J. Halden Holdings, Inc., shareholder loans, equity or debt issuances, bank borrowings, capital lease financings, and the sale of the Company's coal reserves, should Geotec Thermal Generators, Inc., the seller, perform in accordance with the Agreement and process, sell and remit the net proceeds to the Company. As discussed in Note 4 to the Consolidated Financial Statements, the Company has established an impairment reserve against the coal assets due to the Company not having the financial ability to clean the coal and Geotec Thermal Generators, Inc. declining to perform on the terms of the exchange agreement. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies at such time as the coal is processed and sold. We currently intend to use any funds raised through these sources to fund various aspects of our continued growth, including paying past due notes payable, funding our working capital needs, funding key programming acquisitions, funding sales and marketing, securing cable connections, funding master control/ network equipment upgrades, making strategic investments.

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

Contractual Obligations

Future payments due on the Company's contractual obligations as of March 31, 2007 are as follows:

                                                Total         2007    2008-2010
                                                -----         ----    ---------
 Operating lease -office space            $    24,450   $   24,450           --
 Advances by shareholders                      43,745       43,745           --
 Loans from shareholders                      401,580      250,000      151,580
 Loans from vendors                            75,000       75,000           --
 Advances from non-related party              665,000      665,000           --
 Contractual obligations                    1,664,431      874,431      790,000
                                            ---------      -------      -------
 Total                                    $ 2,874,206   $1,932,626     $941,580
                                            ---------    ---------      -------


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

We had net losses $222,592 and $564,415 for the three months ended March 31, 2007 and 2006, respectively and $ 544,774 and $936,153 for the six months ended March, 31 2007 and 2006, respectively. We expect these losses to continue as we incur operating expenses in the growth of the Company's television network and its affiliate base and convert them to an African-American and English speaking Hispanic format. We are not anticipating that our revenues will be sufficient to satisfy our operating expenses by the end of fiscal 2007. Thus, we will need to raise additional funds from financing and equity sales. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Financing activities for the three months ended March 31, 2007 include:

1) Issuance of 18,147,300 shares of common stock to R.J. Halden Holdings, Inc. conversion of $200,000 in bridge loans to the Company.

2) Issuance of 10,000,000 shares of common stock to Circle R Media in Exchange for the use of equipment, facilities and personnel at the Circle R Media facilities in Fort Worth, Texas. The shares were valued at $.02 per share.

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

RISK FACTORS

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

Revenue Recognition

The Company anticipates that its sources of revenues will include the sale of short-term national and local spot advertising and long-form program time slots. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long-form program at the network or local level.


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


Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ending March 31, 2007, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

In January 2007, the Company issued 18,147,300 of its restricted common stock to The bridge loan holder who converted $200,000 of its bridge loan to the Company's common Stock.

In February 2007, the Company issued 10,000,000 of its restricted common stock to Circle R Media in return for the use of equipment, space and personnel at its Facilities in Fort Worth, Texas. The shares were valued at $.02 per share.

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


Dated: May 21, 2007

Urban Television Network Corporation



By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO