Form 10QSB/A
period 2007-03-31
URBAN TELEVISION NETWORK CORP
filed 2007-06-19
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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



Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................36


Item 5.   Other Information...................................................37



Item 6.   Exhibits and Reports on Form 8-K....................................37




Signatures....................................................................37

                         URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB/A







                                Explanatory Note

The Company's Quarterly Report on form 10-QSB for the quarter ended March 31, 2007 is being Amended to delete the reference in Item 1 that the independent auditor has reviewed these unaudited financial statements of the registrant for the six months ended March 31, 2007. This amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures herein to reflect any events that occurred subsequent to such date.




PART I-FINANCIAL INFORMATION





Item 1.  Financial Statements.  (Unaudited)

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



Dated: June 19, 2007


Urban Television Network Corporation



By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO