Form 10KSB/A
period 2006-09-30
URBAN TELEVISION NETWORK CORP
filed 2007-07-09
CIK 806171

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------
                                  FORM 10-KSB/A


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


          300 RadioShack Circle, Ste. T3-381, Fort Worth, , Texas 76102
                    (Address of Principal Executive offices)

         Issuer's telephone number, including area code: (817) 415-4816
                               ------------------

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



================================================================================

                      URBAN TELEVISION NETWORK CORPORATION
                                 TABLE CONTENTS










                                         PART II




Item 7.  Financial Statements and Supplementary Data



SIGNATURES

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

                                EXPLANATORY NOTE

This Amendment to Annual Report on Form 10-KSB/A (this "Amendment") is being filed by Urban Television Network Corporation (the "Company") in order to provide information contained in Item 7. "Financial Statements and Supplementary Data" to our Form 10-KSB filed on January 16, 2007.






Item 7. Financial Statements and Supplementary Data







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Urban Television Network Corporation
Arlington, Texas

We have audited the accompanying consolidated statement of operations of Urban Television Network Corporation (a Nevada corporation) and subsidiaries for the year ended September 30, 2005, and the related consolidated statements of capital deficit and cash flows for the year ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Urban Television Network Corporation for the year ended September 30, 2005, and its cash flows for the year ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

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




Comiskey & Company, PC
Denver, Colorado
December 20, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 9, 2007


Urban Television Network Corporation



By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President