Form 10QSB
period 2007-06-30
URBAN TELEVISION NETWORK CORP
filed 2007-08-20
CIK 806171

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2007


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


    130,161,010 shares of common stock, $0.0001 par value, as of August 10, 2007
    ----------------------------------------------------------------------------

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




Item 2.  Management's Discussion and Analysis of Plan
           of Operation.......................................................22




Item 3.  Controls and Procedures..............................................35




PART II. OTHER INFORMATION



Item 1.   Legal Proceedings...................................................36



Item 2.   Changes in Securities and Use of Proceeds...........................37



Item 3.   Defaults upon Senior Securities.....................................37



Item 4.   Submission of Matters to a Vote
          of Security Holders.................................................37


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




Signatures....................................................................37

                         URBAN TELEVISION NETWORK CORPORATION
                                   FORM 10-QSB






PART I-FINANCIAL INFORMATION





Item 1.  Financial Statements.  (Unaudited)

                          PART I - FINANCIAL STATEMENTS

                      URBAN TELEVISION NETWORK CORPORATION
                           Balance Sheet - (Unaudited)
                                  June 30, 2007



ASSETS

Currents Assets
  Cash and Cash Equivalents                                        $        149
  Prepaid Expense                                                       153,533
                                                                   ------------
             Total Current Assets                                       153,682
                                                                   ------------



Other Assets

  Coal Reserves                                                       4,600,000
  Impairment of Coal Reserves                                        (4,600,000)
  Organizational Costs-Net                                                  360
                                                                   ------------
             Total Other Assets                                             360
                                                                   ------------
             TOTAL ASSETS                                          $    154,042
                                                                   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable                                                 $  1,138,990
  Due to Stockholders                                                    45,545
  Notes Payable to Stockholders                                         465,091
  Advances                                                              665,000
  Accrued Compensation                                                  818,645
  Accrued Interest Payable                                              104,629
                                                                   ------------
             Total Liabilities (All Current)                          3,237,900
                                                                   ------------

Stockholders' Equity
  Preferred Stock, $1 par value, 500,000 shares authorized,
    100,000 outstanding at June 30, 2007                                100,000
  Common Stock, $0.0001 par value, 200,000,000 shares authorized;
    130,161,010 outstanding at June 30, 2007                             13,016
  Additional Paid-in Capital                                         22,292,991
  Accumulated Deficit                                               (25,489,865)
                                                                   ------------
             Total Stockholders' Equity (Deficit)                    (3,083,858)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    154,042
                                                                   ------------



              The accompanying notes are an integral part of these
                         unaudited financial statements.


                      URBAN TELEVISION NETWORK CORPORATION

                      Statement of Operations - (Unaudited)



                                          Three months ended June 30,      Nine months ended June 30,
                                               2007           2006             2007            2006
                                            --------       ---------       ---------       ----------


REVENUES                                  $       -        $  20,155       $   3,997       $  80,182
                                           ---------        --------        --------        --------

OPERATING EXPENSES:

  Satellite and Uplink Services               26,400          54,031          99,600         252,933
  Master Control, Production                  50,000          12,733          66,667          98,047
  Programming                                   --               374             --           19,996
  Affiliate Relations                           --              (521)            --           31,028
  Technology Expenses                           --            25,000          19,840         121,913
  Administration                               9,750         210,193         375,021         719,552
  Depreciation and Amortization               10,187          20,609          39,793          61,827
                                           ---------        --------        --------        --------
TOTAL OPERATING EXPENSES                      96,337         322,419         600,921       1,305,296
                                           ---------        --------        --------        --------
NET OPERATING (LOSS)                         (96,337)       (302,264)       (596,924)     (1,225,114)

OTHER INCOME) EXPENSE
  Interest (expense)                         (23,708)         (7,945)        (69,675)        (21,248)
  Write-off assets                           (38,493)            --          (38,493)            --
  Discounts on liability settlements             --              --            1,780             --
                                           ---------        --------        --------        --------
TOTAL OTHER INCOME (EXPENSE)                (158,538)       (310,209)       (703,312)     (1,246,362)
                                           ---------        --------        --------        --------

NET INCOME  (LOSS) BEFORE INCOME TAXES

Provision for Income Taxes
    (Expense) Benefit                           --               --              --              --
                                           ---------        --------        --------      ----------
NET INCOME (LOSS)                           (158,538)       (310,209)       (703,312)     (1,246,362)

Beginning Retained Earnings (Deficit)    (25,331,327)    (19,368,146)    (24,786,553)    (18,431,993)

ENDING RETAINED EARNINGS (DEFICIT)       (25,489,865)    (19,678,355)    (25,489,865)    (19,678,355)
                                         ===========      ==========      ==========     ===========


Earnings (Loss) per share:
   Net (loss)                           $     (.002)     $    (0.004)     $    (0.01)     $    (0.02)

Weighted average number of common
  shares outstanding                     96,208,508       77,822,277      96,208,508      71,822,277



                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                      URBAN TELEVISION NETWORK CORPORATION

                      Statement of Cash Flows - (Unaudited)



                                                 Nine months ended June 30,
                                                    2007           2006
                                                 ---------      ---------

Operating Activities
Net (loss)                                     $  (703,312)   $(1,246,362)
Adjustments to reconcile net (loss) to net
 Cash provided by operating activities:
  Depreciation and Amortization                     39,793         61,827
  Write-off assets                                  38,493           --
  Common Stock Issued for Services                 295,040        190,870
  Accounts receivable                                 --           11,572
  Prepaid expense                                 (153,533)         3,600
  Discounts on liability settlements                (1,780)          --
  Accounts payable                                 162,827        283,438
  Accrued interest expense                          65,734         10,113
  Accrued compensation                             180,820        306,065
                                               -----------    -----------
Net Cash Provided by Operating Activities          (75,918)      (378,877)
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                 --             --
                                               -----------    -----------
Net Cash (Used In) Investing Activities               --             --
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Common Stock Sales                      --             --
Proceeds from Bridge Loans                            --             --
Proceeds from Loans and Notes Payable               72,544        331,964
Payments on Loans and Notes Payable                   --          (23,722)
Collection on Subscription Receivable                 --           39,500
                                               -----------    -----------

Net Cash Provided by Financing Activities           72,544        347,742
                                               -----------    -----------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS         (3,374)       (31,135)

Cash at Beginning of Period                          3,523         40,369
                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $       149    $     9,234
                                               -----------    -----------



SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
    Interest                                         2,151    $     6,953
    Income Taxes                               $      --      $      --
  Non-Cash Transactions:
    Discounts on liability settlements         $     1,780    $      --
    Common Stock Issued for Services           $   295,040    $   190,870
    Common stock Issued for Note Conversions   $   425,000    $   160,000




                 The accompanying notes are an integral part of
                           these financial statements.

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006, which was filed January 16, 2007 and 10-KSB/A which was filed July 9, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Urban Television Network Corporation as of June 30, 2007 and the results of its Operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     ACCOUNTING POLICIES:

     There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2007.

2.   Significant Accounting Policies

     Description of Business

     Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is located at 300 RadioShack Circle, Ste. T3-381, Fort Worth, Texas 76102.

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

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


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

     The Company, unitl it ceased airing programming in April of 2006, was engaged in the business of supplying programming to broadcast television stations and cable systems. Formerly the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

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

     The Company has pursued the sale of the mined coal reserves to utility companies and other companies that use coal as an alternative fuel, but as of the date of this quarterly report the Company has not been successful. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies and the Company has pursued buyers for these tax credits, but as of the date of this quarterly report, the Company has not been successful. At September 30, 2006, the Company established an impairment reserve of $4,600,000 against the coal reserves, due to its lack of operating capital and Geotec's non-compliance with the terms of the agreement to process the coal reserves and remit the net proceeds to the Company, and as the result the Company is prepared to contest the issuance and conversion of the preferred stock.

     Accounting Method

     The Company records income and expenses on the accrual method.

     Revenue Recognition

     The Company's sources of revenues has included the sale of short-form national and local spot advertising long-form program time slots. The Company's policy is to recognize the revenue associated with these sources of revenue at the time that it inserts the short-form advertising spots or airs the long- form program at the network or local level.

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

     Coal Reserves

     The Coal reserves owned by the Company are recorded at lower of cost or net realizable value. Net realizable value is the estimated price at which the coal reserves can be sold in the normal course of business after allowing for the cost of processing and sale. Such cost will be depreciated using the units-of-production method as the coal reserves are sold. See impairment of assets disclosure below for impairment provision against the coal reserves. At September 30, 2006, the Company established an impairment reserve of $4,600,000 against the coal reserves due to its lack of operating capital and Geotec's non-compliance with the terms of the agreement to process the coal reserves and remit the net proceeds to the Company , and as the result the Company is prepared to contest the issuance and conversion of the preferred stock.


     Non Goodwill Intangible Assets

     Intangible assets other than goodwill consist of network assets acquired by purchase. They are being amortized over their expected lives of 5 years and are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During the quarter ended June 30, 2007, the Company wrote-off the remaining value ($19,262) of the network assets consisting of capitalized cost of establishing the master control facilities as the master control assets have been sequestered by the secured lender by pre-judgment writ of sequestration. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. This provides that a recognized intangible shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. The amount of an intangible asset to be amortized shall be the amount initially assigned to that asset less any residual value.

     Impairment of Assets

     The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At September 30, 2006, the Company concluded that the coal reserves acquired for 100,000 shares of preferred shares and valued at $4,600,000 was impaired and an impairment provision of $4,600,000 was provided at September 30, 2006 due to the lack of operating capital and Geotec's non-compliance with the agreement to process the coal and remit the net proceeds to the Company.

     During the quarter ended June 30, 2007, the Company wrote-off the remaining value ($19,231) of fixed assets as the result of the secured lender obtaining a pre-judgment writ of sequestration.

     Issuance of Common Stock

     The issuance of common stock for other than cash is recorded by the Company at management's estimate of the fair value of the assets acquired or services rendered.

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


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


     Concentration of Credit Risk

     The Company at times maintains cash in excess of federally insured limits. The amount in excess of the federally insured limits at June 30, 2007 was $-0-.

     Advertising Costs

     The Company expenses non-direct advertising costs as incurred. The Company did not incur any direct response advertising costs for the nine months ended June 30, 2007 and 2006.

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

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


2.   Significant Accounting Policies - continued

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


3.   Accounts receivable

     Accounts receivable consists of normal trade receivables. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At June 30, 2007, the Company had no accounts receivable and no allowance for doubtful accounts was recorded.


4.   Coal Reserves

     By agreement dated September 30, 2005 with GeoTec Thermal Generators, Inc., the Company acquired 200,000 tons of mined coal in exchange for 100,000 shares of preferred Stock, which may, per the agreement, be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price, which based on the bid price of $.10 price on September 30, 2005, was valued at $4,600,000. GeoTec Thermal Generators, Inc. has other coal in other locations in the United States and the agreement allows the Company to

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


4.   Coal Reserves - Continued

     substitute coal in these other locations, which the Company may exercise this right if it for example would expedite the delivery process. In evaluating the coal assets in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" as discussed in Note 1 - Significant Accounting Policies, the Company has recorded an impairment reserve of $4,600,000 against the coal assets due to the lack of operating capital and Geotec's non-compliance with the agreement to process the coal and remit the net proceeds to the Company , and as the result the Company is prepared to contest the issuance and conversion of the preferred stock.


5.   Related Party Transactions

     In May 2002,  the Company  issued  16,000,000  (800,000  after the 1 for 20
     reverse)  shares  to  Urban  Television   Network   Corporation,   a  Texas
     corporation for asset purchase of network assets - See footnote 1.

     In fiscal years 2003 and 2004, the Company leased office space from one its shareholders and director for $2,000 per month. The total rental expense for the year ended September 30, 2004 was $24,000.

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

     The Company uses the services of a company owned by shareholders to provide it with technology services including Internet and affiliate relations. During the periods ended June 30, 2007 and 2006, the total expense paid out for these services was $19,840 and $96,914, respectively.

     During the period ended September 2003, the Company executed an interest bearing note with a shareholder. The principal borrowed of $168,765 plus accrued interest of $29,750 were converted to a non-interest note payable to the shareholder. As discussed below, the shareholder agreed to reduce the Company's payable by $198,515 to apply towards the purchase of common stock by Wright Entertainment LLC during the period ended September 30, 2004. In December 2004, this payable was reinstated in conjunction with the termination of the Wright Entertainment LLC subscription agreement and the execution of the World One Media Group, Inc. subscription Agreement discussed later in this Note 8. This note was converted to 1,000,000 shares of common stock in February of 2005.

     The Company executed an interest bearing note with a shareholder of the Company during the period ended September 30, 2003 to pay operating expenses. During the period ended September 30, 2003 the amounts loaned totaled $132,200. During the period ended September 30, 2004, the Company repaid $130,000 and the remaining $2,200 was repaid during the year ended September 30, 2005.

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


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

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)



5.   Related Party Transactions - Continued


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

     During the nine months ended June 30, 2007, Randy Moseley, CFO advanced the Company $9,980 for operating expenses.

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

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


6.   Notes Payable and Advances
                                                                June 30,
                                                                  2007
                                                               ---------
     Note payable to stockholder at 20%
      interest payable on or before
      September 20, 2008 (1)                                  $  151,580

     Notes payable to stockholders at 6% due
      upon sale of coal reserves                                 160,000

     Note payable to stockholder at no
      interest, payable $15,000 per month,
      on 15th of the month, final payment
      was due April 15, 2006                                      90,000

     Note payable to vendor at 12% interest
      (18% on past due amounts) payable on
      April 30, 2006 (2)                                          63,511

     Advances from shareholders (3)                               45,545

     Advances from a non-related party that has
      been assumed by a receiver (4)                             665,000
                                                               ---------
                                                              $1,175,636
                                                               ---------


(1) The holders of the September 20, 2008 note and vendor note have a UCC-1 lien against the Company's assets, expressly subordinated to the Westar Satellite Services note discussed below.

     The September 20, 2008 note originally due on August 31, 2005 has been extended by the noteholder various times in consideration for the Company issuing the noteholder 200,000 shares of common stock, which the Company valued at $20,000 and changing the conversion ratio to the current price of $.011 per share. In September 2006 the note was made part of an increased bridge loan of $492,400 of which $358,016 had been advanced at September 30, 2006. The note is associated with a stock subscription agreement with R.J. Halden Holdings, Inc. discussed in Note 8.

(2) Westar Satellite Services, the superior lienholder, was granted 100,000 warrants at an exercise price $0.12 per share for a period of three years from November 7, 2005. The noteholder has filed suit against the Company for payment of this note and accrued interes. The noteholder has also purported to declare default and accelerate indebtedness under the satellite services agreement, which the note represented partial repayment thereof. See Note 10 - Commitments and Contingencies for a discussion of this liability.

(3)  The advances from shareholders are due on demand and do not bear interest.

(4) See Note 10 - Commitments and Contingencies - Legal Matters for a discussion of the dismissal without predijuce of a lawsuit regarding this liability by the presiding judge in a receivership case for Mega Fund Corporation.

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


7.   Income Tax

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

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities did not give rise to significant portions of deferred taxes at June 30, 2007.

     The (provision) benefit for income tax consist of the following:

                                                June 30,
                                                 2007
                                            -------------
                Current                     $           0
                Deferred                                0
                                            -------------
                                            $           0
                                            =============

     The Company's utilization of any tax loss carryforward available to it will be significantly limited under Internal Revenue Code Section 382, if not totally, by recent stock issuances and changes in control. The Company has established a 100% valuation allowance until such time as it is decided that any tax loss carryforwards might be available to it. The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards No.109. The Company has no current or Deferred income tax component. For the year ended September 30, 2006, the Valuation Allowance increased by approximately $350,000. During the nine months ended June 30, 2007, the Valuation Allowance increased by approximately $200,000.

8.   Capital Stock

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

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


8.   Capital Stock - continued

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


     In the fiscal years ended  September  30,  2004,  2005 and 2006 the Company entered  into three  stock  subscription  agreements  with three  different minority groups for a majority  ownership  interest in the Company's common
     stock  have  been   terminated.   Following  is  a  summary  of  the  stock
     transactions involved in those agreements, which or more fully described in
     Note 5 - Related Party Transactions;

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

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


8.   Capital Stock - continued

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

     On September 29, 2006, the Board of Directors approved effective as of September 23, 2006, a subscription agreement R. J. Halden Holdings, Inc. ("RJHH"). RJHH is one of the largest, if not largest shareholder in the Company. The Subscription Agreement calls for RJH to fund $1.5 million on or before January 31, 2007. RJHH is entitled to purchase 64% interest in the Company, or a total of 136,104,486 shares. The subscription vest with pro rata advances in increments of a minimum of 500,000 shares as paid. The Company's currently authorized shares of 200,000,000 will have to be amended in the future to allow for the full issuance of the 136,104,486 shares, should R.J. Halden Holdings, Inc. fund the entire $1,500,000. RJH is currently in material default of the Subscription Agreement, and the Company may, at any time, elect to terminate the Subscription Agreement and issue stock as earned by any partial performance.

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

     Non-Qualified Stock Grant and Option Plan

     The Company is authorized to issue up to 6,800,000 shares of common stock under its 2003 Non-Qualified Stock Grant and Option Plan (the "Plan") through an S-8 registration, as amended. This Plan is intended to serve as an incentive to and to encourage stock ownership by certain directors, officers, employees of and certain persons rendering service to the Company, so that they may acquire or increase their proprietary interest in

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


8.   Capital Stock - continued

     the success of the Company, and to encourage them to remain in the Company's service. During the year ended September 30, 2003, the Company had distributed 1,900,000 of the shares through grants. During the year ended September 30, 2004, the Company had distributed 1,586,000 of the shares through grants. During the year ended September 30, 2005, the Company distributed 200,000 of the shares through grants. During the nine months ended June 30, 2007, the Company distributed 3,960,000 of the shares through grants.

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

     On September 30, 2005, the Company entered into an agreement with GeoTec Thermal Generators, Inc. to acquire 200,000 tons of coal in exchange for 100,000 shares of preferred Stock (See Note 4 - Coal Reserves), which may be converted into the Company's common stock, at the sole discretion of the GeoTec Thermal Generators, Inc., at any time in an amount equal to the purchase price at the stock bid price of $.10 on September 30, 2005. The 100,000 shares of preferred stock do not have any voting rights or preferences, except for the conversion privilege.

10.  Commitments and Contingencies

     Satellite Transponder Lease

     In December 2005, the Company renewed its Satellite space segment service agreement with Intelsat, Inc. for 6 MHz of satellite bandwidth on Intelsat 5 for a period of five years ending on October 31, 2010 at the rate of $17,850 per month. This agreement was terminated by Intelsat in April 2006 for non-payment by the Company. For the nine months ended June 30, 2007 and 2006, the amounts expensed were $-0- and $125,028, respectively.

     Signal Uplink Lease

     The Company renewed its Full Time Broadcast Agreement with Westar Satellite Services, LP on October 15, 2005 for a full time redundant 6 MHz digital C-band uplink service for a period of five years ending on October 31, 2010 at the rate of $8,800 per month plus taxes. For nine months ended June 30, 2007 and 2006 the amounts expensed for Uplink services were $79,200 and $79,200, respectively.

     Westar Satellite Services, LP has sued the Company for non-payment of this contract. Future lease payments due during the term of the master service agreement ending on October 31, 2010 will equal $334,400 and be due as follows:

          Year ended September 30, 2007            $ 26,400
          Year ended September 30, 2008            $105,600
          Year ended September 30, 2009            $105,600
          Year ended September 30, 2010            $ 96,800

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


10.  Commitments and Contingencies - continued

     Facilities Space Lease

     The Company entered into a lease for office and uplink space on March 1, 2004 for a period of one year ending on February 28, 2005 and the lease renewed automatically with the current lease period scheduled to end on February 28, 2008 at the rate of $2,569 per month plus a monthly allocation for water usage. The Company moved out of the space in April of 2007 and has continued to record the monthly liability until the point that it is confirmed that the lessor has released the space. For nine months ended June 30, 2007 and 2006, the amount expensed for this office space lease was $23,321 and $22,491, respectively.

     Future lease payments due through February 28, 2008 should the lessor not release the space will be approximately $21,480.

     The Company entered into a lease for additional space at the its corporate headquarters facilities on April 1, 2005 for one year ending on March 31, 2006, at the rate of $4,100 per month. The Company exercised its option to terminate this lease on its March 31, 2006 anniversary date. For the nine months ended June 30, 2007 and 2006, the amount expensed for this office space lease was $-0- and $12,300, respectively.


     Employment Agreements

     Mr. Randy Moseley is employed pursuant to a five-year employment agreement that commenced on October 2, 2002. The agreement provides for a base annual salary equal to $200,000 and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee. In October 2003, the employment agreement of Mr. Moseley was extended and amended to allow for the naming of a new President and Chief Executive Officer for the Company. Mr. Moseley accepted the officer position of Executive Vice President and Chief Financial Officer and agreed to defer the payment of his salary for the period from October 2, 2002 to September 30, 2003 with this deferred year being added to the end of the original employment term to make the term of the employment agreement now end on September 30, 2008. During the periods ended September 30, 2006 and 2005, $150,000 and $126,000 of Mr. Moseley's annual compensation was accrued as a payable. During the nine months ended June 30, 2007, $84,160 of Mr. Moseley's annual compensation was accrued as a payable. At June 30, 2007, a total of $510,160 in compensation was accrued as a payable to Mr. Moseley. Mr. Moseley has agreed to the suspension of the accrual of his salary until such time as the Company recapitalizes and has the funds to pay his salary.

     Mr. Jacob R. Miles III, is employed as the Company's President and Chief Executive Officer pursuant to a three-year employment agreement that commenced effective January 1, 2006. The agreement provides for a base annual salary equal to $225,000 with a minimum of annual increases of 5% and a possible annual cash bonus as determined by the Board of Directors and/or the Compensation Committee.During the period ended September 30, 2006, $142,500 of Mr. Miles' annual compensation was accrued as a payable. At September 30, 2006, a total of $178,000 in compensation was accrued as a payable to Mr. Miles. During the nine months ended June 30, 2007, $96,660 of Mr. Miles's annual compensation was accrued as a payable. At June 30, 2007, a total of $274,660 in compensation was accrued as a payable to Mr. Miles. Mr. Miles has agreed to the suspension of the accrual of his salary until such time as the Company recapitalizes and has the funds to pay his salary.

                      Urban Television Network Corporation
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


10.  Commitments and Contingencies - continued

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

     The Company is party to legal action pending in the 162nd District Court, Dallas, Texas. The Company has been served with a summons in a civil case styled Westar Satellite Services, L.P. vs. Urban Television Network Corporation. The Plaintiff has filed complaint against the Company to recover amounts due Plaintiff under a promissory note and Master Service Agreement. The Company has recorded the related liabilities for the promissory note and master service agreement on its financial statements. The ultimate disposition could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity, if the Company does not secure adequate working capital.


11.  Going Concern

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

     The Company may raise additional capital through operating cash flows, the sale of its equity securities, or debt securities. Subsequent to June 30, 2007, the Company has raised additional capital of approximately $6,000 from shareholder advances.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward- looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on key management, financing requirements, government regulation, technological change and competition. Consequently, all of the forward-looking statements made in this Quarterly Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB and Form 10-KSB/A for the period ended September 30, 2006 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Quarterly Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Background

Urban Television Network Corporation (the "Company") formerly known as Waste Conversion Systems, Inc. was incorporated under the laws of the state of Nevada on October 21, 1986. The principal office of the corporation is located at 300 Radio Shack Circle, Suite T3-381, Fort Worth, Texas 76102.

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

On September 29, 2006, the Board of Directors approved effective as of September 23, 2006, a subscription agreement R. J. Halden Holdings, Inc. ("RJHH"). RJHH is one of the largest, if not the largest shareholder in the Company. The Subscription Agreement called for RJHH to fund $1.5 million on or before January 31, 2007. RJHH is entitled to purchase 64% interest in the Company, or a total of 136,104,486 shares. The subscription vest with pro rata advances in increments of a minimum of 500,000 shares as paid.

Although the Company is currently not airing programming to affiliates as discussed later in this Item 2 in the Liquidity and Capital Resources Section, the Company's business plan continues to be the suppling of programming to independent broadcast television stations and cable systems. Formerly as Waste Conversion Systems, Inc., the Company's business had been the marketing of thermal burner systems that utilize industrial and agricultural waste products as fuel to produce steam, which generates electricity, air-conditioning or heat.

In 2001, the Company acquired a general market television network affiliate base from Hispanic Television Network, Inc. (HTVN) and rebranded it towards the Urban market. The Company's business plan is to provide ethnic television programming to the minority programming interests of the African-American and English-speaking Hispanic population markets across the United States. The Company at the time of going dark in April 2006 included approximately 74 broadcast television station affiliates in various parts of the country. Upon successfully securing new financing to resume airing programming and maintaining its Nielsen Market Research agreement, the Company's goal is to attract the larger of these 74 affiliates along with independent full power stations as affiliates.

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

Our financial results depend on a number of factors, including the ability to attract new financing for the Company's relaunch and growth, maintaining a Nielsen Market Research agreement, the strength of the national economy and the local economies served by affiliate stations, total advertising dollars dedicated to the markets served by affiliate stations, advertising dollars dedicated to the African American and Hispanic consumers in the markets served by affiliate stations, the affiliate stations' audience ratings, our ability to provide interesting minority focused programming, local market competition from other television stations and other media, and government regulations and policies, such as the multiple ownership rules, the ability of Class A affiliate stations to be considered must carry for cable systems to increase their distribution and the deadlines for television stations converting to digital signals.

Management, assuming that it can attract new capital for a relaunch of the network, has developed a revenue generation plan that includes program syndication, securing network advertising at the best available rate, uplinking other party's signals to the satellite, plus implementing a technology plan to assist its affiliates with sale of their local advertising time. Management's plan is to increase rates as affiliate stations are added to the network. The implementation of this comprehensive plan is expected to have a positive affect upon sales revenues. In addition, the Company has added a focus to seek affiliations with independent full power stations that have must carry privileges with cable and digital distribution companies, but do not have the financial capability to subscribe to Nielsen ratings in its local market.

Revenues

The Company's business plan, assuming that it can attract new capital for a relaunch of the network, includes multiple sources of revenues that are now available to companies that have the ability to reach viewers through television, the Internet and wireless devices that are delivering programming and messages viewers that have access to these sources. Following is a discussion of these potential revenue sources:

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

We plan, assuming that the Company receives sufficient funding to relaunch, to market our advertising time on the Urban Television network to:

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


     2. Syndication: The Company also plans, assuming that it receives sufficient funding to relaunch, to become a leading syndicator to independent stations outside the Urban Television Network and advertising agencies of television programming targeting African-American, English-speaking Hispanics, and Asian urban households. The Company's long-term strategic objective is to be the dominant integrated urban media company; developing, producing, and distributing entertainment content in the television and other media channels that target the wide audience of consumers who enjoy urban entertainment content, including African-Americans, English-speaking Hispanics, Asian, suburban and urban consumers. The Company believes that it is well positioned to achieve this objective, given the strength of its management leadership, operating discipline, long-standing relationships, product mix, and executional capabilities.

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

     3. Multi-Platform Strategy in Wireless and other Digital Applications

     After over five years of operations of the Urban Television Network, the Company believes upon successfully obtaining new financing for a relaunch of the network, that it has assembled a seasoned management team with the experience to develop the Company into a diversified multi-platform distribution media company generating multiple cash flow streams from produced and acquired urban focused content. The Company believes that this platform would extend the Company's offerings to its targeted urban consumers by enabling those consumers to access UATV content through alternative distribution channels. To achieve this end, the Company intends to expand its distribution to other media platforms such as cable television, video-on-demand ("VOD"), wireless, broadband internet, internet protocol TV ("IPTV"), home video, personal digital appliances ("PDA's), cellular phones utilizing G-3 broadband streaming infrastructure, and like digital and wireless applications now known and hereinafter conceived and/or invented. The Company intends to create equity value by monetizing cost-efficiently produced content across multiple distribution channels generating multiple revenue streams, while building a library of content assets that will have annuity value.

Expenses

Our most significant operating expenses when the Company is uplinking programming to the satellite for distribution to affiliates are satellite and uplink transmission costs, master control costs, technology expenses, employee compensation, advertising and promotional expenses, and production and programming expenses. In cases, where we may in the future incur upfront programming expenses to procure exclusive programming usages and licenses, upfront payments will, in most cases, be amortized over the applicable contract term. Until cash flow permits, we do not expect to acquire exclusive programming usages and licenses that require up front costs. Assuming that the Company is successful in attracting new capital for a relaunch, it will maintain tight controls over our operating expenses by contracting master control and centralizing network programming, finance, human resources and management information system functions. Depreciation of fixed assets and amortization of costs associated with the acquisition of additional stations are also significant elements in determining our total expense level.

-----------------------------
1 Television Week, March 7, 2006, p. 30, citing to data provided by Syndicated National Television Association
2 Black Hispanic DMA Market Demographic Rank, Nielsen Media Research, September 2004, p.40.
3    Volume 4, #68, April 27, 2004.

In the process of attracting key officers and personnel to Urban Television, we may offer stock grants or options as an alternate form of compensation. In the event that the strike price of the stock option is less than the fair market value of the stock on the date of grant, any difference will be amortized as compensation expense over the vesting period of the stock options.

Assuming that the Company is successful in attracting new capital, it we anticipate that our monthly operating expense level may vary from month to month due primarily to the timing of significant advertising and promotion expenses. We will incur significant advertising and promotion expenses associated with the growth of Urban Television and with the establishment of our presence in new markets associated with any new station lease or acquisition agreements. Increased advertising revenue associated with these advertising and promotional expenses will typically lag behind the incurrence of these expenses.

Results of Operations

Urban Television Network Corporation - Historical Results for the three month and nine month periods ended June 30, 2007 and 2006.

REVENUES. Revenues have been primarily derived from sales of advertising and programming time. Revenues for the three months and nine months ended June 30, 2007 were $ -0- and $3,997 compared to $20,155 and $80,182 for the three months and nine month periods ended June 30, 2006. The reason for the decreases in the three and nine months ended June 30, 2007 compared to the same periods for 2006 is that the Company stopped airing programming to its affiliates in April of 2006. The Company at the time of going dark in April of 2006 included approximately 70 broadcast television station affiliates in various parts of the country. Upon successfully securing new financing and maintaining its Nielsen Market Research agreement, the Company's goal is to attract the larger of these 70 affiliates along with independent full power stations as affiliates.

The Company is currently not operating its network operations and the Company is dependent upon working capital derived from management, significant shareholders and private investors to provide sufficient working capital to maintain the Company's existence. There is no assurance, however, that the Company will be able to generate the necessary working capital needs from these sources.


OPERATING RESULTS. For the three months ended June 30, 2007 and 2006 the Company had operating cost of $76,400 and $91,617, respectively. For the nine months ended June 30, 2007 and 2006, the Company had operating cost of $186,107 and $523,917, respectively. The major components of cost of operations for the three month and nine month periods ended June 30, 2007 and 2006 were as follows:

                                        Three months ended     Nine months ended
                                       -------------------   -------------------
                                         2007       2006       2007       2006
                                       --------   --------   --------   --------

Satellite and uplink services          $ 26,400   $ 54,031   $ 99,600   $252,933
Master control and production            50,000     12,733     66,667     98,047
Affiliate relations                         --        (521)       --      31,028
Programming cost                            --         374        --      19,996
Technology expenses                         --      25,000     19,840    121,913
                                       --------   --------   --------   --------
   Total                               $ 76,400   $ 91,617   $186,107   $523,917
                                       --------   --------   --------   --------

The expense for satellite and uplink services decreased by $27,631 and $153,333 during the three months and nine months ended June 30, 2007, respectively, as compared to the same periods ended June 30, 2006, primarily because the Company has not been on the air since April of 2006. The expense for the three months and nine months ended June 30, 2007 is an accrual under an uplink contract that has an expiration date of October 31, 2010.

The Company was not on the air during the three and nine months ended June 30, 2007 and did not incur any costs for master control operations, production, affiliate relations and programming during the three months and nine months periods ending June 30, 2007, except for the $50,000 of amortization of its agreement with Circle R Media for equipment and space which was exchanged for the Company's common stock.

Technology costs decreased by $25,000 and $102,073 during the three months and nine months ended June 30, 2007, respectively, as compared to the same periods ended June 30, 2006, primarily because the Company has not been on the air since April of 2006 and did not require the level of technology support that is required when the network is airing programming to an affiliate base.


Administration expenses of $9,750 for the three months ended June 30, 2007 decreased by $200,443 or 95% from the administrative expenses of $210,193 for the three months ended June 30, 2006.

Administration expenses of $375,021 for the nine months ended June 30, 2007 decreased by $344,531 or 48% from the administrative expenses of $719,552 for the nine months ended June 30, 2006.

Following is a comparative of the major expense categories for the three month and nine month periods ending June 30, 2007 and 2006.

                                   Three months ended         Nine months ended
                                  --------------------     ---------------------
                                    2007         2006         2007         2006
                                  -------     --------     --------    ---------
Administrative management       $     --     $ 136,250    $ 220,420    $ 348,500
Stock based compensation              --         7,950       79,200      150,450
Consulting                            --           __           --        11,000
Nielsen Market Research               --        32,194          --        42,303
Payroll taxes                         --           850          --         8,990
Taxes - Other                       4,000          --        11,999        4,215
Travel, conventions                   --         5,937        1,740       21,434
Accounting fees                     3,000        4,000       19,450       14,137
Public relations costs                --           375          --         3,285
Transfer Agent, permit fees         1,000        1,000        3,100        6,086
Rent and utilities expense          1,707       10,675       25,698       54,959
Internet costs                        --         2,933        5,300       10,408
Supplies                              --           183          500        4,511
Telephone                             --         5,746        5,877       23,132
Postage and shipping                  --           673          --         4,202
Other                                  43        1,427        1,737       11,940
                                  -------      -------      -------      -------
          TOTAL                 $   9,750    $ 210,193    $ 375,021    $ 719,552
                                  -------      -------      -------      -------


The expense for administrative management and stock based compensation decreased by $144,200 and $199,330 during the three months and nine months ended June 30, 2007, respectively, as compared to the same periods ended June 30, 2006, primarily because the Company reduced the number of management personnel during 2007 and executives agreed to discontinue the accrual of salaries until the Company is successful in successful in attracting new capital and relaunching its programming to an affiliate base.

The Company did not incur any costs for consulting, Nielsen Market Research, payroll taxes, public relations, postage and shipping, Internet and supplies during the three months and nine months periods ending June 30, 2007 because the it was not on the air during these periods.

Travel and conventions expenses decreased by $5,937 and $19,694, respectively for the three and nine months periods ended June 30, 2007 as compared to the same periods in 2006 due to the Company not being on the air during these periods in 2007 and to the Company's reduced travel related cost associated with the minority ownership no longer being located in Las Vegas, Nevada.

The accounting fees increased by $5,313 for the nine months periods ended June 30, 2007 as compared to the same period for 2006,the increase was due primarily to the increase in cost associated with annual audits and quarterly reviews associated with SEC filings.

Transfer agent and permit fees decreased by $-0- and $2,986, respectively for the three and nine months periods ended June 30, 2007 as compared to the same periods in 2006 due to the Company not having the activity in the issuance of stock certificates in the periods in 2007 as compared to 2006.

Rent and utilities expenses decreased by $8,968 and $29,261, respectively for the three and nine months periods ended June 30, 2007 as compared to the same periods in 2006 due to the Company not renewing the lease for production facilities in 2007.

Telephone expense decreased by $5,746 and $17,255, respectively for the three and nine months periods ended June 30, 2007 as compared to the same periods in 2006 due to the Company not being not on the air during these periods in 2007.

Other expense decreased by $1,384 and $10,203, respectively for the three and nine months periods ended June 30, 2007 as compared to the same periods in 2006 due to the Company not being not on the air during these periods in 2007.


Operating Results:

Operating Results. We had a net operating losses of $96,337 and $302,264, for the three months ended June 30, 2007 and 2006, respectively. The decreased loss of $205,927 for 2007 was primarily attributed to the Company not being on the air during the three months ended June 30, 2007 and reducing costs in all of its operating expenses as shown above in the discussions of operating expenses and administrative expenses.

The Company had operating losses for the nine months ended June 30, 2007 and 2006 of $596,924 and $1,225,114, respectively. The decreased loss of $628,190 for 2007 was primarily attributed to the Company not being on the air during the nine months ended June 30, 2007 and reducing costs in all of its operating expenses as shown above in the discussions of operating expenses and administrative expenses.


EARNINGS PER SHARE OF COMMON STOCK. Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
(loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Stock options and warrants are anti-dilutive, and accordingly, are not included in the calculation of income (loss) per share. The basic and diluted net loss per share of common stock was $0.002 and $0.004 for the three months June 30, 2007 and 2006, respectively. The basic and diluted net loss per share of common stock was $0.01 and $0.02 for the nine months June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through a combination of loans from stockholders, proceeds from convertible promissory notes and revenues generated from operations. The Company has incurred cumulative losses of $25,489,865 from the inception of the Company through June 30, 2007.

Current liabilities at June 30, 2007 were $3,237,900 which exceeded current assets of $153,682 by $3,084,218. The Company's cash position at June 30, 2007 was $149, a decrease of $3,374 from the position at September 30, 2006. As discussed below, the Company's ability to continue its growth will require additional funds from various sources. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition will be materially adversely affected. In a worse case scenario, we might not be able to remain a viable entity. Accrued compensation is the result of management deferring a portion of their annual compensation until the Company has funds available.

The Company is experiencing liquidity needs resulting from an inability to complete a structured financing with existing shareholders or new investors or a strategic investment on acceptable terms to the company.

Due to the lack of necessary capital resources, the Company is not able to pay for satellite space and uplinking services which in turn has resulted in the Company not being able to transmit programming to an affiliate network and in fact seizing to air programming as of April of 2006. The Company has laid-off its master control, production, programming and affiliate relations employees while it seek financing. Management personnel still with the Company are working without pay to seek new financing to relaunch the Company.

The Company has made several concerted efforts to enlist support from its major shareholder groups. However, notwithstanding significant commitment, these efforts have been successful only in raising modest amounts to maintain marginal operations. The Company is continuing to work with certain investors to help meet immediate short-term liquidity needs estimated to be approximately $500 thousand and the funds to execute on its plan of developing an affiliate base of predominately full power stations with associated Nielsen ratings which would lead to advertising revenue from major corporations. As of August 1, 2007, the Company had cash on hand of approximately $134 and as of June 30, 2007, a net working capital deficit of approximately $3,084,000. The Company has a promissory loan agreement with Westar Satellite Services LP totaling approximately $81,000 secured by a blanket lien upon the Company's assets that matured in April 2006 and is now in default and as described in the June 30, 2007 financial statements presented in this Quarterly Form 10-QSB report. Westar Satellite Services, Inc. has filed a lawsuit against the Company for nonpayment of the promissory note plus a master service contract and filed to seize the Company's assets. The ultimate disposition could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity, if the Company does not secure adequate working capital.

The total outstanding indebtedness, including future contractual obligations, as of August 1, 2007 is approximately $4,353,000. The Company's ability to continue its operations and execute on its business plan will require significant additional funds from various sources. If adequate funds are not available on acceptable terms our business future as a viable entity is in severe jeopardy and the Company might not be able to remain a viable entity.

Our continued growth, will require significant additional funds that may come from a variety of sources, including the stock subscription agreement with R.J. Halden Holdings, Inc., shareholder loans, equity or debt issuances, bank borrowings, capital lease financings, and the sale of the Company's coal reserves, should Geotec Thermal Generators, Inc., the seller, perform in accordance with the Agreement and process, sell and remit the net proceeds to the Company. As discussed in Note 4 to the Consolidated Financial Statements, the Company has established an impairment reserve against the coal assets due to the Company not having the financial ability to clean the coal and Geotec Thermal Generators, Inc. declining to perform on the terms of the exchange agreement. The Company has not been able to sell the coal reserves as they exist. Also the coal reserves have related federal income tax credits resulting from the Super Fund established by The Federal Government that can be sold to other companies at such time as the coal is processed and sold. The uncertaintity of the coal being processed and sold has been the major reason for not being successful in selling these credits. Should we be successful in obtaining any funds raised through these sources our intent is to fund various aspects of our relaunch of the network, including paying past due notes payable and accounts payable, funding our working capital needs, funding key programming acquisitions, funding sales and marketing, securing cable connections, funding master control/ network equipment upgrades, making strategic investments.

However, management has no basis to believe that the Coal Assets will ever be monetized.

Assuming that the Company is successful in attracting new capital for a relaunch of the network, the Company expects licensing agreements with program suppliers to be generally for a term of 13 to 52 weeks and be cancelable by either party upon thirty (30)days written notice. These license agreements will provide the Company with a source of revenue by the Company's right to share in the commercial spots during the programs. The Company's policy will be to recognize the revenue associated with these sources of revenue at the time that it inserts the advertising spots or airs the long-form program at the network or local level. The cancelable feature of these license agreements could effect the Company's source of revenue generation should a program be cancelled by a licensor and the Company not be able to replace it within the 30 day notice of cancellation period.

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

In summary, until the Company is in a position to generate sufficient cash from the sale of advertising revenue, we will need to rely upon private and institutional sources of debt and equity financing. We will require significant additional cash from the issuance of equity or debt securities in the year ending September 30, 2007 to relaunch the network and finance operations and strategic objectives. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our relaunch and operations to profitability and beyond.

Going Concern

Due to our continuing to be off the air and not having generated revenues, in their notes to our financial statements for the year ended September 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

The continuation of our business is dependent upon obtaining financing and/or capital to relaunch the network and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to seek additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not be able to continue as an entity.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

Future payments due on the Company's contractual obligations as of June 30, 2007 are as follows:
                                                Total         2007    2008-2010
                                                -----         ----    ---------
 Operating lease -office space            $    21,505   $    8,055   $   13,450
 Advances by shareholders                      45,545       45,545           --
 Loans from shareholders                      487,891      280,755      207,136
 Loans from vendors                            80,685       80,685           --
 Advances from non-related party              665,000      665,000           --
 Contractual obligations                    1,913,570    1,099,070      814,500
                                            ---------    ---------      -------
 Total                                    $ 3,214,196   $2,179,110   $1,035,086
                                            ---------    ---------    ---------


We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets, other than those disclosed in this quarterly report.

We had net losses $158,538 and $310,209 for the three months ended June 30, 2007 and 2006, respectively and $ 703,312 and $1,246,362 for the nine months ended June 30, 2007 and 2006, respectively. We expect these losses to continue as the Company is currently off the air and we continue to incur operating expenses in maintaining marginal operations and seek new capital to relaunch the network. At this time we cannot anticipate when the Company might begin receiving revenues. Thus, we will need to raise additional funds from financing and equity sales. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition will be materially adversely affected.

Financing activities for the three months ended June 30, 2007 include:

     During the three months ended June 30, 2007, management advanced the Company approximately $1,800 for operating costs.

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

For a more detailed discussion as to the risks related to Urban Television Network Corporation, our industry and our common stock, please see the section entitled, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," in our Annual Report on Form 10-KSB and Form 10-KSB/A, as filed with the Securities and Exchange Commission on January 16, 2007 and July 9,_2007, respectively.


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


Other Events

None


Item 3. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-4 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.


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

The Company is party to legal action pending in the 162nd District Court, Dallas, Texas. The Company has been served with a summons in a civil case styled Westar Satellite Services, L.P. vs.Urban Television Network Corporation. The Plaintiff has filed complaint against the Company to Recover amounts due Plaintiff under a promissory note and Master Service Agreement. The Company has recorded the related liabilities for the promissory note and master service agreement on its financial statements and believes that the ultimate disposition will have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity, if the Company does not receive sufficient new capital to satisfy its debts and relaunch the Company.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ending June 30, 2007, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Dated: August 20, 2007

Urban Television Network Corporation

By: /s/ Jacob R. Miles III                By: /s/ Randy Moseley
   ------------------------------            -----------------------------------
   Jacob R. Miles III                        Randy Moseley
   Title: Chief Executive Officer            Title: Executive Vice President/CFO