Form 10-Q
period 2014-12-30
URBAN TELEVISION NETWORK CORP
filed 2017-10-23
CIK 806171

UNITED STATES SECURITIES ND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:33-58972

URBAN TELEVISION NETWORK CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	22-2800078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 North La Brea Avenue, #256 Inglewood, California	90221
(Address of principle executive offices)	(Zip Code)

Registrant’s telephone number: 310.419.5914

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes ☑ No

As of December 30, 2014, there were 131,161,000 common shares of the registrant issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements

URBAN TELEVISION NETWORK CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

URBAN TELEVISION NETWORK CORPORATION

Consolidated Balance Sheet

As of September 30, 2014, and December 30, 2014

	December 30, 2014		September 30, 2014
ASSETS

Current Assets
Cash and Cash Equivalents		$-0-		$-0-
Other Current Assets		$-0-		$-0-

Total Current Assets		$-0-		$-0-

Fixed Assets
Depreciable Assets, Net of Accumulated Depreciation		$-0-		$-0-

TOTAL ASSETS		$-0-		$-0-

LIABILITIES & EQUITIES

Liabilities

Current Liabilities
Judgment Payable		$250,000		$250,000

Total Current Liabilities		$250,000		$250,000

Long-Term Liabilities		$-0-		-0-

TOTAL LIABILITIES		$250,000		$250,000

Shareholders’ Equity

Common Stock		$13,016		$13,016
Accumulated Deficit		(22,392,991)		(22,392,991)

TOTAL SHAREHOLDERS (DEFICIT)	$		$

URBAN TELEVISION NETWORK CORPORATION

Statement of Operations and Retained Earnings

For the Year Ended September 30, 2014, and Quarter Ended December 30, 2014

	December 30, 2014	September 30, 2014

Sales and Marketing Income	$-0-	$-0-

Cost of Goods Sold	$-0-	$-0-

Gross Profit	$-0-	$-0-

Selling, General & Administrative Expenses

Profit (Loss)	$-0-	$-0-

Net Profit (Loss)	$-0-	$-0-

Net Adjustment to Retained Earning	$-0-	$-0-

Retained Earnings (Losses), Beginning of Year	$(22,392,991)	$(22,392,991)

Retained Earnings (Losses), End of Year	$(22,392,991)	$(22,392,991)

URBAN TELEVISION NETWORK CORPORATION

Statement of Cash Flows

For the Year Ended September 30, 2014, and Quarter Ended December 30, 2014

	December 30, 2014	September 30, 2014

Net Income (Loss)	$-0-	$-0-

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities

Depreciation and Amortization	$-0-	$-0-
(Increase) Decrease in Loans	$-0-	$-0-
(Increase) Decrease in Fixed Assets	$-0-	$-0-

Net Cash Used in Operating Activities	$-0-	$-0-

Cash Flows from Financing Activities
(Decrease) Increase in Stock Issued for Services	$-0-	$-0-
(Decrease) Increase in Stock Issued for Equipment	$-0-	$-0-

Cash Flows from Investing Activities	$-0-	$-0-
Net Cash Provided from Investing Activities	$-0-	$-0-

Net Adjustment in Retained Earnings	$-0-	$-0-

Net Increase (Decrease) in Cash/Equivalents	$-0-	$-0-

Cash and Equivalents, Beginning	$-0-	$-0-
Cash and Equivalents, Ending	$-0-	$-0-

URBAN TELEVISION NETWORK CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

Urban Television Network Corporation (“Urban,” “URBT,” “we,” “our” and “our company”) was formed under the laws of the State of NevadaOctober 21, 1986. We have not conducted any business operations since approximately 2007. On October 5, 2014, the Company entered into an employment agreement with Joseph Collins to serve as our chief executive officer (“CEO”), and as our Chairman and sole board member.

Under Mr. Collins’ leadership, we intend to revive the Company within the next 12 months, and begin operations as a multimedia production studio and broadcast network.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of December 30, 2014, and for the three ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of December 30, 2014 and the results of operations for the three months ended December 30, 2014 and cash flows for the three months ended December 30, 2014. The results of operations for the three months ended December 30, 2014 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Accounting Basis

Our company uses the accrual basis of accounting and GAAP. Our company has adopted a year end of September 30.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company has not, since approximately 2007 to date, generated significant revenues. Revenue will be recognized when it is realized or realizable and earned. The Company plans to recognize revenue in accordance with Accounting Standards Codification (“ASC”) subtopic 605-10, “Revenue Recognition” (“ASC 605-10”). Specifically, revenue will be recognized when all the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) service has occurred, customer acceptance has been achieved; (3) our selling price to the buyer is fixed and determinable; and (4) collection is reasonably assured. Our company recognizes revenue when services have been provided and collection is reasonably assured.

Inventory

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis.

Property and Equipment

Property and equipment is stated at cost or contributed value. The value of the equipment contributed was assessed by an independent third-party at liquidation value. Major additions and improvements are capitalized. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives (3 to 10 years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is 3 to 5 years).The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment.

Impairment of Long-Lived Assets

Our company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC Topic 360, “Property, Plant and Equipment”(“ASC 360”). The test for impairment is required to be performed by management at least annually. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate.  If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

The Company's financial instruments, as defined by ASC subtopic 825-10, “Financial Instrument” (“ASC 825-10), include cash and cash equivalents, accounts payable, convertible note payable and amounts due to shareholders.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 30, 2014.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company has adopted the provisions of ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation,”which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values. To date, our company has not adopted a stock option plan and has not granted any stock options.

Net Loss Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 30, 2014.

Comprehensive Income

Our company has established standards for reporting and displaying comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on its Statement of Shareholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter the previous GAAP and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 3 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates the continuation of our company as a going concern. Our company currently has no working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period.

Our CEO anticipates that our company will be dependent, for the near future, on additional debt and investment capital to fund operating expenses. Our company intends to position itself so that it may be able to raise additional funds through the capital markets; however, currently, management has not yet determined the amount of financing required to re-establish and continue operations. There are no assurances that our company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

At December 30, 2014, the Company had no property, plant or equipment.

NOTE 5 INVENTORY

At December 30, 2014, the Company had no inventory.

NOTE 6 CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 800,000,000 (eight hundred million) shares of common stock with a par value of $0.0001 per share. Each common stock share has one voting right and the right to dividends, if, and when declared by the Board.

At December 30, 2014, there were 131,161,000 (one hundred thirty-one million one hundred sixty-one thousand) shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 200,000 (two hundred thousand) shares of preferred stock with a par value of $0.0001 per share. Each preferred stock share has 650 (six hundred fifty) voting rights.

At December 30, 2014, there were 200,000 (two hundred thousand) share of preferred stock issued and outstanding to our CEO Joseph Collins.

NOTE 7 RELATED PARTY TRANSACTIONS

On October 5, 2014, the Company issued 200,000 (two hundred thousand) shares of our preferred stock to our CEO Joseph Collins for acting as our chief executive officer.

NOTE 8 INCOME TAXES

At December 30, 2014, the Company had no operations or income, and, therefore, paid no income taxes.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company currently is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 10 NET LOSSES CARRIED FORWARD

On our Balance Sheet for the period ended December 30, 2014, and on our Statement of Operations and Retained Earnings for the period ended December 30, 2014 we are stating net losses carried forward beginning of the year in the amount of $22,392,991. This number is based on the accumulated deficit stated in the audited financials carried forward from our Annual Report on Form 10-KSB for the period ended September 30, 2006.

NOTE 11 SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), management has evaluated subsequent events through December 30, 2014, the date the financial statements were available to be used. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustments or disclosure.

Item 2:	Management’s Discussion and Analysis of Financial Condition Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and related notes appearing at the end of this Quarterly Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.

Overview

Since approximately 2007, we have had no operations and no revenue, and presently we have no assets. On October 5, 2014, we entered into an employment agreement with Joseph Collins to act as our chief executive officer and chairman of the board. We intend to revive the company to focused on the development animation television shows and movie. We will be committed to producing high-quality medium-budget feature films, television programs.

Our primary source of revenue will come from licensing our content to broadcasters and distributors; however, we expect to generate substantial revenue through the sale of advertisements and sponsorships during broadcasts

Our intent is to begin raising capital to commence full-scale operations, and as of the date of this report, we have only begun limited operations. All our operations to date have been focused on reviving the Company, including but not limited to the hiring of Mr. Collins, bringing all legal matters current, and continuing an analysis of the Company. Accordingly, we have not experienced any recognizable trends in the last fiscal year. We intend to produce and license our Content once we commence full-time operations, and will begin analyzing trends at that time.

Results of Operations

Revenues

We have no operations, and have not yet generated any revenues. We anticipate that we will begin raising capital, both equity and debt, within the next 12 months, at which point we will being operations and generating revenues.

Operating Expenses

For the fiscal year ended September 30, 2014, we had no operations, and thus no operating expenses. For the three months ended December 30, 2014, we had no operations, and thus no operating expenses. We anticipate that we will begin raising capital, both equity and debt, within the next 12 months, at which point we will being operations and incurring operating expenses.

Net Loss.

For the fiscal year ended September 30, 2014, we had no operations, and thus no net losses. For the three ended December 30, 2014, we had no operations, and thus no net losses. We anticipate that we will begin raising capital within the next 12 months, at which point we will being operations.

Liquidity and Capital Resources

Sources of Liquidity

Presently, we have no operations, and thus, no requirements for capital. We anticipate that we will begin raising capital, both equity and debt, within the next 12 months.

Equity

On October 5, 2014, we issued to our CEO, Joseph Collins, a total of 200,000 shares of preferred stock with 650 votes per share. We have not issued any shares of common stock.

Credit and Debt

As of the filing of this report, the Company has no debt.

Operating Activities

Presently, we have not commenced operations, and, therefore, we have no operating activities. We have not realized any significant revenue.

Trends and Key Factors Affecting Our Performance

Presently, we have not reestablished operations. We intend to begin raising capital, both debt and equity, within the next 12 months, at which time, we will begin operations. Accordingly, we have not experienced any recognizable trends. Once we commence operations, we will begin analyzing trends at that time.

Item 3:	Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and related forms of the SEC and that such information is accumulated and communicated to our chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our CEO has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30. 2014. Based upon, and as of the date of this evaluation, our CEO determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

We intend to regularly review our system of internal control over financial reporting and make changes to our processes andsystems to improve controls and increase efficiency, while ensuring that we maintain an effective internal controlenvironment. Changes may include such activities as implementing new, more efficient systems, consolidatingactivities, and migrating processes.

There were no changes in our internal controls over financial reporting during the quarter ended December 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

Part II

Other Information

Item 1: Legal Proceedings

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A: Risk Factors

Not required by a small reporting company.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:	Defaults Upon Senior Securities

None

Item 4:	Mine Safety Disclosures

Not Applicable

Item 5:	Other Information

None

Item 6:	Exhibits

(a)                 Exhibits required by Item 601 of Regulation S-K

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN TELEVISION NETWORK CORPORATION
Date: October 20, 2017	By:	/s/ Joseph Collins
	Name: Title:	Joseph Collins Chief Executive Officer