Form 10-Q
period 2015-03-30
URBAN TELEVISION NETWORK CORP
filed 2017-10-25
CIK 806171

UNITED STATES SECURITIES ND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:33-58972

URBAN TELEVISION NETWORK CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	22-2800078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 North La Brea Avenue, #256 Inglewood, California	90302
(Address of principle executive offices)	(Zip Code)

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

As of March 30, 2015, there were 131,161,000 common shares of the registrant issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1:	Financial Statements

URBAN TELEVISION NETWORK CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

URBAN TELEVISION NETWORK CORPORATION

Consolidated Balance Sheet

As of March 30, 2015, and December 31, 2014

	March 30, 2105	December 31, 2014
ASSETS

Current Assets
Cash and Cash Equivalents	$-0-	$-0-
Other Current Assets	$-0-	$-0-

Total Current Assets	$-0-	$-0-

Fixed Assets
Depreciable Assets, Net of Accumulated Depreciation	$-0-	$-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES & EQUITIES

Liabilities

Current Liabilities
Judgment Payable	$250,000	$250,000

Total Current Liabilities	$250,000	$250,000

Long-Term Liabilities	$-0-	-0-

TOTAL LIABILITIES	$250,000	$250,000

Shareholders’ Equity

Common Stock	$13,016	$13,016
Accumulated Deficit	(22,392,991)	(22,392,991)

TOTAL SHAREHOLDERS (DEFICIT)	$(22,656,007)	$(22,656,007)

URBAN TELEVISION NETWORK CORPORATION

Statement of Operations and Retained Earnings

For the Quarter Ended December 31, 2014, and Quarter Ended March 30, 2015

	March 30, 2015	December 31, 2014

Sales and Marketing Income	$-0-	$-0-

Cost of Goods Sold	$-0-	$-0-

Gross Profit	$-0-	$-0-

Selling, General & Administrative Expenses

Profit (Loss)	$-0-	$-0-

Net Profit (Loss)	$-0-	$-0-

Net Adjustment to Retained Earning	$-0-	$-0-

Retained Earnings (Losses), Beginning of Year	$(22,392,991)	$(22,392,991)

Retained Earnings (Losses), End of Year	$(22,392,991)	$(22,392,991)

URBAN TELEVISION NETWORK CORPORATION

Statement of Cash Flows

For the Quarter Ended December 31, 2014, and Quarter Ended March 30, 2015

	March 30, 2015	December 31, 2014

Net Income (Loss)	$-0-	$-0-

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities

Depreciation and Amortization	$-0-	$-0-
(Increase) Decrease in Loans	$-0-	$-0-
(Increase) Decrease in Fixed Assets	$-0-	$-0-

Net Cash Used in Operating Activities	$-0-	$-0-

Cash Flows from Financing Activities
(Decrease) Increase in Stock Issued for Services	$-0-	$-0-
(Decrease) Increase in Stock Issued for Equipment	$-0-	$-0-

Cash Flows from Investing Activities	$-0-	$-0-
Net Cash Provided from Investing Activities	$-0-	$-0-

Net Adjustment in Retained Earnings	$-0-	$-0-

Net Increase (Decrease) in Cash/Equivalents	$-0-	$-0-

Cash and Equivalents, Beginning	$-0-	$-0-
Cash and Equivalents, Ending	$-0-	$-0-

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of March 30, 2015, and for the quarter ended December 31, 2014 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of March 30, 2015 and the results of operations for the quarter ended March 30, 2015 and cash flows for the Quarter ended March 30, 2015. The results of operations for the quarter ended March 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The Company's financial instruments, as defined by ASC subtopic 825-10, “Financial Instrument” (“ASC 825-10), include cash and cash equivalents, accounts payable, convertible note payable and amounts due to shareholders.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014.

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

Net Loss Per Share, Basic and Diluted

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 30, 2015.

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

NOTE 4 PROPERTY, PLANT AND EQUIPMENT

At March 30, 2015, the Company had no property, plant or equipment.

NOTE 5 INVENTORY

At March 30, 2015, the Company had no inventory.

NOTE 6 CAPITAL STRUCTURE

Common Stock

The Company is authorized to issue 800,000,000 (eight hundred million) shares of common stock with a par value of $0.0001 per share. Each common stock share has one voting right and the right to dividends, if, and when declared by the Board.

At March 30, 2015, there were 131,161,000 (one hundred thirty-one million one hundred sixty-one thousand) shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 200,000 (two hundred thousand) shares of preferred stock with a par value of $0.0001 per share. Each preferred stock share has 650 (six hundred fifty) voting rights.

At March 30, 2015, there were 200,000 (two hundred thousand) share of preferred stock issued and outstanding to our CEO Joseph Collins.

NOTE 7 RELATED PARTY TRANSACTIONS

On October 5, 2014, the Company issued 200,000 (two hundred thousand) shares of our preferred stock to our CEO Joseph Collins for acting as our chief executive officer.

NOTE 8 INCOME TAXES

At March 30, 2015, the Company had no operations or income, and, therefore, paid no income taxes.

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

NOTE 10 NET LOSSES CARRIED FORWARD

On our Balance Sheet for the quarter ended March 30, 2015, and on our Statement of Operations and Retained Earnings for the quarter ended March 30, 2015 we are stating net losses carried forward beginning of the year in the amount of $22,392,991. This number is based on the accumulated deficit stated in the audited financials carried forward from our Annual Report on Form 10-KSB for the period ended September 30, 2006.

NOTE 11 SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), management has evaluated subsequent events throughMarch 30, 2015, the date the financial statements were available to be used. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustments or disclosure.

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

Overview

Since approximately 2007, we have had no operations and no revenue, and presently we have no assets. On October 5, 2014, we entered into an employment agreement with Joseph Collins to act as our chief executive officer. We intend to revive the company within the next 12 months to develop an American production and broadcast company committed to producing high-quality medium-budget feature films, television programs, as well as animated shorts, television series and films.

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

Operating Expenses

For the fiscal year ended September 30, 2014, we had no operations, and thus no operating expenses. For the three months ended March 30, 2015, we had no operations, and thus no operating expenses.We anticipate that we will begin raising capital, both equity and debt, within the next 12 months, at which point we will being operations and incurring operating expenses.

Net Loss.

For the fiscal year ended September 30, 2014, we had no operations, and thus no net losses. For the threemonths ended March 30, 2015, we had no operations, and thus no net losses. We anticipate that we will begin raising capital within the next 12 months, at which point we will being operations.

Liquidity and Capital Resources

Sources of Liquidity

Presently, we have no operations, and thus, no requirements for capital. We anticipate that we will begin raising capital, both equity and debt, within the next 12 months. We have no debt.

Equity

On October 5, 2014, we issued to our CEO, Joseph Collins, a total of 200,000 shares of preferred stock. We have not issued any shares of common stock.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and related forms of the SEC and that such information is accumulated and communicated to our chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our CEO has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31. 2014. Based upon, and as of the date of this evaluation, our CEO determined that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

We intend to regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

URBAN TELEVISION NETWORK CORPORATION
Date: October 24, 2017	By:	/s/ Joseph Collins
	Name: Title:	Joseph Collins Chief Executive Officer